Form 10QSB
period 2006-07-31
Palomine Mining Inc.
filed 2006-09-14
CIK 1320729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 2006.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number   333-123465

                                                           PALOMINE MINING INC.

            ----------------------------------------------------------------------------------

           (Exact name of small Business Issuer as specified in its charter)

             Nevada

      Applied For

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

595 Howe Street. Suite 507

Vancouver, British Columbia, Canada                                                                V6C 2T5

(Address of principal executive offices)

(Postal or Zip Code)

Issuer’s telephone number, including area code:

              604-681-6466

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [   ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,300,000 shares of common stock with a par value of $0.001 par value per share as of September 14, 2006.

PALOMINE MINING INC.

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JULY 31	JANUARY 31
	2006	2006

ASSETS

Current
Cash	$459	$2,468
Prepaid expenses	500	-

	$959	$2,468

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,219	$4,544

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
75,000,000 shares with a par value of $0.001 per share

Issued and outstanding:
4,300,000 shares	4,300	4,300

Additional paid-in capital	22,500	21,300

Deficit Accumulated During The Exploration Stage	(36,060)	(27,676)
	(9,260)	(2,076)

	$959	$2,468

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					AUGUST 13
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	JULY 31		JULY 31		JULY 31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Mineral property option payments	-	10,000	-	10,000	11,000
Office and sundry	838	21	1,483	123	4,095
Organization costs	-	-	-	-	1,500
Professional fees	1,920	370	6,901	3,379	19,465

Net Loss For The Period	$2,758	$10,391	$8,384	$13,502	$36,060

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	4,300,000	4,300,000	4,300,000	4,300,000

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					AUGUST 13
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	JULY 31		JULY 31		JULY 31
	2006	2005	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(2,758)	$(10,391)	$(8,384)	$(13,502)	$(36,060)
Item not involving cash:
Non-cash services from a director	600	-	1,200	-	3,600
	(2,158)	(10,391)	(7,184)	(13,502)	(32,460)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	768	(2,466)	5,675	(5,631)	10,219
Prepaid expenses	(500)	-	(500)	-	(500)
	(1,890)	(12,857)	(2,009)	(19,133)	(22,741)

Cash Flows From Financing Activity
Issue of share capital	-	-	-	-	23,200

Net (Decrease) Increase In Cash	(1,890)	(12,857)	(2,009)	(19,133)	459

Cash, Beginning Of Period	2,349	16,884	2,468	23,160	-

Cash, End Of Period	$459	$4,027	$459	$4,027	$459

Supplementary Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financials statements as of July 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and notes thereto.

2.

OPERATIONS AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on August 13, 2004, and its intended year end is January 31st.  The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Northwest Territories, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $36,060 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Mineral Property Costs

The Company has been in the exploration stage since its formation on August 13, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

b)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar.  The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

d)

Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

e)

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

f)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At July 31, 2006, the Company had no cash equivalents.

j)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.

MINERAL PROPERTY

Pursuant to a mineral property option agreement dated October 28, 2004, the Company was granted an option to acquire a 100% undivided right, title and interest in one mineral claim unit, known as the Gab claim, located approximately 80 miles northeast of Yellowknife, Northwest Territories, Canada, for:

a)

Cash Payments

Cash payment of $1,000 upon execution of the Agreement (paid on February 28, 2005).

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.

MINERAL PROPERTY (Continued)

b)

Expenditure Commitments

Expenditures for exploration and development work on the Claim totaling at least $160,000 by December 31, 2006, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

-

$10,000 in expenditures on the Claim by June 1, 2005 (paid May 1, 2005);

-

an additional $50,000 in expenditures on the Claim by December 31, 2006; and

-

an additional $100,000 in expenditures on the Claim by December 31, 2007.

c)

Assessment Work

All Claim payments and assessment work required to keep the Claim and this Option in good standing during the term of this Agreement.

5.

SHARE CAPITAL

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share.  On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share.  On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01.  On October 29, 2004, the Company sold 100,000 shares of its common stock at $0.10 per share.

At July 31, 2006, there were no outstanding stock options or warrants.

6.

RELATED PARTY TRANSACTIONS

During the period, the president of the Company provided office space to the Company free of charge on a month-to-month basis.  There are no formal lease arrangements between the president and the Company.  In addition, the Company is not committed to pay rental expense and operating costs of the office space.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase two exploration program on the Gab property.  We anticipate that the balance of the cost of this program will be approximately $5,000.  We have retained Glen Macdonald, a professional geologist to conduct this exploration work.  The cost of his services is included in our budget for the phase two program.

We will lose our entire interest in the Gab claim if we don’t complete the following minimum exploration expenditures on the property by the noted dates:

-  an additional $50,000 of expenditures by December 31, 2006; and

-  an additional $100,000 of expenditures by December 31, 2007.

In the next 12 months, we also anticipate spending an additional $50,000 on further recommended exploration, as well as an additional $10,000 on professional fees and administrative expenses, including fees payable in order for us to comply with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $65,000.  We will require additional funding in order to cover all of our anticipated exploration and administrative expenses, to proceed with additional recommended exploration work on the property and to finance our operations in the first twelve months following the effectiveness of our registration statement.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  We expect that any such sales will be to current stockholders or friends and business associates of our directors and officers.  Our directors and officers may also lend funds to us, although we do not have any particular arrangements in this regard.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from to fund all contemplated exploration.  We do not have any arrangements in place for any future equity financing.

Results of Operations for the Period Ended July 31, 2006

We did not earn any revenues during the six-month period ended July 31, 2006.  We do not anticipate earning revenues unless we enter into commercial production on the Gab claim, which is doubtful.

We incurred operating expenses in the amount of $8,384 for the six-month period ended July 31, 2006. These operating expenses were comprised of professional fees of $6,901 and office and sundry expenses of $1,483.

Our net loss for the six-month period ended July 31, 2006 decreased from the comparative period in fiscal 2005 (2006: $8,384; 2005: $13,502) due to a $10,000 mineral property option payment we made in fiscal 2005.  Professional fees increased from $3,379 in the first six months of fiscal 2005 to $6,901 in the same period in fiscal 2006.

At July 31, 2006, we had total assets of $959, consisting of cash of $459 and prepaid expenses of $500.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $10,219.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006.  This evaluation was conducted by Eugene Larabie, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Eugene Larabie, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2006

Palomine Mining Inc.

/s/ Eugene Larabie

------------------------------

Eugene Larabie, President