Form 10QSB
period 2006-10-31
Palomine Mining Inc.
filed 2006-12-20
CIK 1320729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [    ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,300,000 shares of common stock with a par value of $0.001 par value per share as of December 20, 2006.

PALOMINE MINING INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEET

ASSETS

	October 31	January 31
	2006	2006
	(Unaudited)	(Audited)

Current Assets
Cash	3,287	2,468
Prepaid Expense	100	-
Total assets	3,387	2,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	4,842	4,544
Loan Payable (Note 7)	10,000	0
Total Liabilities	14,842	4,544

Stockholders' Equity (deficit)

Share Capital - Common stock (Note 4)
Authorized 75,000,000 shares with par value $0.001
Issued and outstanding 4,300,000 shares	4,300	4,300

Additional paid-in capital	23,100	21,300

(Deficit) accumulated during development stage	(38,855)	(27,676)

Total stockholders' equity	(11,455)	(2,076)
Total liabilities and stockholders' equity	3,387	2,468

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
0

					8/13/2004	8/13/2004
					(Inception)	(Inception)
					to	to
	3 mo ended	3 mo ended	9 mo ended	9 mo ended	Year Ended	Period Ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005	1/31/2006	10/31/2006

Revenue	-	-	-	-	-	-

Total revenue	-	-	-	-	-	-

Expenses

Mineral Property Option Payments (Note 3)	0	0	0	10,000	11,000	11,000
Office and sundry	640	31	2,122	154	2,612	4,735
Organization Costs	0	0	0	0	1,500	1,500
Professional fees	2,156	1,266	9,057	4,645	12,564	21,620

Total operating expenses	2,796	1,296	11,179	14,798	27,676	38,855

Net (loss) for the period	(2,796)	(1,296)	(11,179)	(14,798)	(27,676)	(38,855)
Net (loss) per share - basic and fully diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares
outstanding - basic and fully diluted	4,300,000

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception, August 13, 2004 to October 31, 2006

				(Deficit)
				Accumulated
				During	Total
				Development	Stockholders'
			Additional	Stage	Equity
	Issued	Amount	Paid-In Capital		(Deficit)

Balance, August 13,2004	-	-	-	-	-
(Date of Incorporation)

Shares issued for cash:
September 8, 2004 at $0.001	2,000,000	$2,000	-	-	$2,000
October 4, 2004 at $0.001	1,200,000	$1,200	-	-	$1,200
October 26, 2004 at $0.01	1,000,000	$1,000	$9,000	-	$10,000
October 29, 2004 at $0.10	100,000	$100	$9,900	-	$10,000
January 31, 2006			$2,400		$2,400

Net (loss)
August 13, 2004 (Inception) to y/e January 31, 2006				($27,676)	($27,676)

Balance Year End January 31, 2006	4,300,000	$4,300	$21,300	($27,676)	($2,076)
Non-cash services from a director			1,800		1,800
Net (Loss)
Nine month period ended October 31, 2006				($11,179)	($11,179)

Balance October 31, 2006	4,300,000	4,300	23,100	(38,855)	(11,455)

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

					8/13/2004
					(Inception)
					to
	3 mo ended	3 mo ended	9 mo ended	9 mo ended	Period Ended
	10/31/2006	10/31/2005	10/31/2006	10/31/2005	10/31/2006

Cash flows from operating activities

Net (loss) for the period	(2,796)	(1,296)	(11,179)	(14,798)	(38,855)
Item not involving cash:
Non-cash services from a director	600	-	1,800	-	4,200

Adjustments to Reconcile Net Loss To Net Cash Used
By Operating Activities

Accounts payable and accrued liabilities	(5,377)	13	298	(5,618)	4,842
Loan payable	10,000	0	10,000	0	10,000
Prepaid Expense	400		(100)		(100)

Net cash (used) by operating activities	2,828	(1,283)	819	(20,416)	(19,913)

Cash flows from financing activities

Issuances of common stock	-	-	-	-	23,200

Net increase (decrease) in cash	2,828	(1,283)	819	(20,416)	3,287

Cash beginning	459	4,027	2,468	23,160	-

Cash ending	3,287	2,744	3,287	2,744	3,287

Supplemental disclosures

Interest paid	17	-	17	-	17
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION, NATURE AND CONTINUANCE OF OPERATIONS

The unaudited financials statements as of October 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and notes thereto.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $38,855 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

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

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

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

PALOMINE MINING INC.

 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Unaudited)

 (Stated in U.S. Dollars)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

potentially dilutive common stock outstanding during the period.  As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At October 31, 2006, the Company had no cash equivalents.

j)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.

MINERAL PROPERTY

Pursuant to a mineral property option agreement dated October 28, 2004 (and amended on December 31, 2005), the Company was granted an option to acquire a 100% undivided right, title and interest in one mineral claim unit, known as the Gab claim, located approximately 80 miles northeast of Yellowknife, Northwest Territories, Canada, for:

a)

Cash Payments

Cash payment of $1,000 upon execution of the Agreement (paid on February 28, 2005).

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Unaudited)

 (Stated in U.S. Dollars)

4.

MINERAL PROPERTY (Continued)

b)

Expenditure Commitments

Expenditures for exploration and development work on the Claim totaling at least $160,000 by December 31, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

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

At October 31, 2006, there were no outstanding stock options or warrants.

6.

RELATED PARTY TRANSACTIONS

During the period, the president of the Company provided office space to the Company free of charge on a month-to-month basis.  There are no formal lease arrangements between the president and the Company.  In addition, the Company is not committed to pay rental expense and operating costs of the office space.

7.

LOAN PAYABLE

A director of the Company provided a loan of $10,000 to the Company during the quarter ended October 31, 2006.  The loan is non-interest bearing, unsecured and payable on demand.

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

Results of Operations for the Period Ended October 31, 2006

We did not earn any revenues during the nine-month period ended October 31, 2006.  We do not anticipate earning revenues unless we enter into commercial production on the Gab claim, which is doubtful.

We incurred operating expenses in the amount of $11,179 for the nine-month period ended October 31, 2006. These operating expenses were comprised of professional fees of $9,057 and office and sundry expenses of $2,122.

Our net loss for the nine-month period ended October 31, 2006 decreased from the comparative period in fiscal 2005 (2006: $11,179; 2005: $14,799) due to a $10,000 mineral property option payment we made in fiscal 2005.  Professional fees increased from $4,645 in the first nine months of fiscal 2005 to $9,057 in the same period in fiscal 2006.

At October 31, 2006, we had total assets of $3,387, consisting of cash of $3,287 and prepaid expenses of $100.  At the same date, our liabilities totalled $14,842 and consisted of accounts payable and accrued liabilities of $4,842 and a loan payable from one of our directors for $10,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2006.  This evaluation was conducted by Eugene Larabie, our chief executive officer and our principal accounting officer.

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

December 20, 2006

Palomine Mining Inc.

/s/ Eugene Larabie

------------------------------

Eugene Larabie, President

/s/ Barry Brown

------------------------------

Barry Brown, Director