Form 10KSB
period 2007-01-31
Palomine Mining Inc.
filed 2007-06-04
CIK 1320729

                                                                     UNITED STATES

                                           SECURITIES AND EXCHANGE COMMISSION

                                                             WASHINGTON, D.C. 20549

                                                                      FORM 10-KSB

         [ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                                             THE SECURITIES EXCHANGE ACT OF 1934

                                                  For the fiscal year ended January 31, 2007

          [    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                                                  SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________________ to __________________

                                                     Commission file number: 333-123465

                                                           PALOMINE MINING INC.

                                                (Name of small business issuer in its charter)

            Nevada                                                                                           Applied For

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

                                                                   595 Howe Street, Suite 507

                                                             Vancouver. B.C., Canada V6C 2T5

                                                         (Address of principal executive offices)

                                                                          (604) 681-6466

                                                                    Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

                     Title of each class                                                     Name of each exchange on which

                     to be so registered                                                          each class is to be registered

                              None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

                                                                              Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes                                     No      _X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _  X__   No      _

State issuer’s revenues for its most recent fiscal year:

    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                        $230,000 as at May •, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                                       4,300,000 shares of common stock as at May •, 2007

                                                                  TABLE OF CONTENTS

              Page

ITEM 1:  DESCRIPTION OF BUSINESS

4

ITEM 2:  DESCRIPTION OF PROPERTY

8

ITEM 3:  LEGAL PROCEEDINGS

8

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

8

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

8

ITEM 7:  FINANCIAL STATEMENTS

10

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURES19

ITEM 8A:  CONTROLS AND PROCEDURES………………………………………………………… 19

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

19

ITEM 10:  EXECUTIVE COMPENSATION

21

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

21

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

22

ITEM 13:  EXHIBITS AND REPORTS

22

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES……………………………………...23

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced business operations as an exploration stage company.  We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility.  We have the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to the mineral property known as the Gab claim.  There is no assurance that a commercially viable mineral deposit exists on the property.  Further exploration will be required before a final evaluation as to the economic feasibility of the claim is determined.

Our plan of operation is to conduct exploration work on the Gab property in order to ascertain whether it possesses economic quantities of gold.  There can be no assurance that economic mineral deposits or reserves exist on the Gab property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Gab property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the Gab claim.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results, as well as our president Eugene Larabie, who is a professional engineer.

Description, Location and Access

The Gab property is located near Cross Lake, five miles south of Thistlewaite Lake and approximately 80 miles northeast of Yellowknife in the southern part of the Northwest Territories, Canada.  The property is located at approximately Latitude 63°05”N and Longitude 113°30’W.

The mining claim is accessible by float plane to nearby Gordon Lake or by helicopter.  An old winter road exists from Cross Lake to the old mine site of Discovery Mines.  Facilities and the skilled population base at Yellowknife are readily available and will provide all the necessary services needed for property exploration.

The area inclusive of the Gab property exhibits sub arctic alder and white lodge pine intermixed with tundra bogs.  Good rock exposure is found along the lake shores.  Winters are cold with generally medium snowfall accumulations and summers are temperate with adequate precipitation.

Gab Claim Mineral Property Option Agreement

On October 28, 2004, we entered into an agreement with Max Braden of Yellowknife, Northwest Territories, whereby he granted us the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to the Gab claim subject to certain obligations.  On December 31, 2005, we entered into an amending agreement with Mr. Braden whereby we paid him $1,000 to extend the obligation deadlines. These obligations, as amended, are as follows:

•     pay to Max Braden $1,000 upon execution of the agreement (paid);

•     provide funding of minimum cumulative expenditures for

      exploration and development work on the claim in the following manner:

-     $10,000 of expenditures to be incurred, or caused to be

            incurred, by June 1, 2005 (completed); and

      -     No less than a further $50,000 of expenditures to be

            incurred, or caused to be incurred by December 31, 2006 (not incurred); and

      -     No less than a further $100,000 of expenditures to be

            incurred, or caused to be incurred by December 31, 2007;

•     pay or cause to be paid, to Max Braden, or on Braden’s behalf as we may determine, all claim payments and assessment work required to keep the claim and this option in good standing during the term of the agreement.

The terms of this agreement, including the percentage of the property under option, were determined by negotiation between our directors and the owner of the property, Mr. Braden.

Because we did not incur minimum exploration expenditures of at least $50,000 by December 31, 2006, the mineral property option agreement respecting the Gab property is not in good standing.  However, the agreement provides that the vendor must provide us with 30 day’s written notice of the termination of the option during which we have the right to cure the default by completing the required exploration expenditures.  Mr. Braden has not provided us with such written notice to date.

Title to the Gab Property

The Gab property consists of one mineral claim comprising 929.7 acres.  This claim is registered in the name of Max Braden, the optionor of the property.  The claim was created on May 28, 2003 and is in good standing until May 28, 2008.  This means that we must complete at least $100 in exploration work on the claim by that date in order to extend the claim expiry date by one year, to May 28, 2009.

A “claim” refers to a specific section of land over which a title holder owns rights to explore.  We have an option to purchase an 80% interest in the Gab property from the claim owner, Max Braden.  He will transfer title to the claim to us if we exercise the option.

Infrastructure and Condition of the Property

The Gab claim is free of mineral workings.  There is no equipment or other infrastructure facilities located on the property.  There is no power source located on the property.  We will need to use portable generators if we require a power source for exploration of the Gab claim.

Mineralization

The Gab property is underlain by the metasedimentary rocks of the area.  Metasedimentary rocks form in layers which have been subject to some degree of change due to volcanic heat and pressure.

The most prospective exploration area of the property is a gold-bearing vein.  A vein is a regularly shaped and lengthy occurrence of mineralization.  Through prior exploration that is detailed in Mr. Glen Macdonald’s geological report on the Gab property, the vein has been traced along the surface rock.  Rock samples from the vein have contained anomalous amounts of gold.  A sample is anomalous if it contains a significantly higher amount of a mineral than is found in nearby or typical rocks.

Exploration History

Early exploration work on the Gab claim was reported in the 1940s and consisted of several drill holes.  No further physical work was reported on the claim until the 1980’s.  Treminco Explorations Canada Ltd. optioned the property and carried out programs of limited geological mapping during 1986.  Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

The claim lapsed and was staked by Max Braden, its current owner, in 2003.  He has not conducted any exploration on the Gab claim.

Geological Assessment Report: Gab Property

We commissioned Mr. Glen Macdonald to prepare a geological report on the Gab property.  Mr. Macdonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years.  He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.  The report summarizes the results of prior exploration and makes recommendations for further exploration.

Conclusions

In his report, Mr. Macdonald concluded that the Gab claim has the potential to host significant amounts of mineralization and that intensive exploration of the property is warranted.

Mr. Macdonald recommended a two phase exploration program to further delineate the mineralized system currently recognized on the Gab Claim.

The program consists of air photo interpretation of the structures, geological review, both regionally and detailed on the area of the main showings followed with geological mapping and geophysical surveying using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional survey.  Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.  Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.  Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

We completed the first phase of exploration and part of the second phase of exploration in May 2005.  Our consulting geologist, Glen Macdonald, completed the phase one geological and air photo review of the property.  By analyzing air photos of the Gab property found in government records and conducting a property visit, he was able to identify the location of significant rock exposure on the claims and areas where previous exploration was conducted.  Based on this initial review, Mr. Macdonald identified property areas for follow-up phase two exploration.

Mr. Macdonald commenced the phase two exploration program in May 2005 and it is still ongoing.  He has gathered various rock samples from the property for mineral analysis.  As he has received the results from the laboratory which indicate the gold content of the rock, Mr. Macdonald is completing the geological mapping of the property.  He will then conduct a geophysical survey of the property and then prepare a report compiling the results and recommending further exploration.

Proposed Budget

Approximate costs for the recommended phase two program is as follows:

Phase Two:

1. Detailed Geological Mapping                          $ 3,200

2. Geophysical Surveying                                $ 4,000

3. Assaying                                             $ 1,000

4. Helicopter support (1.5 hours @ $1,000/hour)         $ 1,800

                                                        -------

Total Phase II Costs:                                   $10,000

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically.

The Mineral Tenure Act of the Northwest Territories requires that we complete a minimum of $100 worth of exploration work on the Gab property per year in order to maintain our interest in the claim.

In addition, we will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater.  Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-

Water discharge will have to meet water standards;

-

Dust generation will have to be minimal or otherwise re-mediated;

-

Dumping of material on the surface will have to be re-contoured and re-vegetated;

-

An assessment of all material to be left on the surface will need to be environmentally benign;

-

Ground water will have to be monitored for any potential contaminants;

-

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-

There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2:  DESCRIPTION OF PROPERTY

We have the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to one mineral claim comprising the Gab property.  We do not own or lease any property other than the Gab property.

ITEM 3:  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “POMM”.  However, to date, no trades of our common stock have occurred through the facilities of the OTC Bulletin Board.

We have 28 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase two exploration program on the Gab property.  We anticipate that the balance of the cost of this program will be approximately $5,000.  We have retained Glen Macdonald, a professional geologist to conduct this exploration work.  The cost of his services are included in our budget for the phase two program.

In the next 12 months, we also anticipate spending an additional $50,000 on further recommended exploration, as well as an additional $10,000 on professional fees and administrative expenses related to compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $65,000.

We will require additional funding in order to cover all of our anticipated administrative expenses, to proceed with additional recommended exploration work on the property and to finance our operations in the next twelve months following the date of this annual report.

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

Results Of Operations For The Fiscal Year Ended January 31, 2007

We have not earned any revenues from our incorporation on February 3, 2004 to January 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the HR claims, which is doubtful.  We have commenced the exploration stage of our business but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $13,764 for the fiscal year ended January 31, 2007.  These operating expenses were comprised of professional fees of $10,947 and office and sundry costs of $2,817.

Our net loss for the fiscal year ended January 31, 2007 decreased significantly as compared to the fiscal year ended January 31, 2006 (2007: $13,764; 2006: $21,436).  The was primarily due to a decrease in mineral property option payments and exploration expenditures (2007: Nil; 2006: $10,000).

At January 31, 2007, our assets were recorded at $2,920 and consisted of cash on hand of $2,820 and prepaid expenses of $100.  At the same date, our liabilities totalled $16,360 and consisted of accounts payable and accrued liabilities of $6,360 and a loan payable from one of our directors of $10,000.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue exploration activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

PALOMINE MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JANUARY 31, 2007 AND 2006

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Palomine Mining Inc.

(An exploration stage company)

We have audited the accompanying balance sheets of Palomine Mining Inc. (an exploration stage company) as at January 31, 2007 and 2006, and the related statements of operations, cash flows, and stockholders’ equity for the year ended January 31, 2007, and for the period from August 13, 2004 (date of inception) to January 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2007 and 2006, and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, and is dependent upon obtaining adequate financing to fulfil its exploration activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

May 29, 2007

Chartered Accountants

PALOMINE MINING INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	JANUARY 31
	2007		2006

ASSETS

Current
Cash Prepaid expense	$ $	2,820 100 2,920	$ $	2,468 - 2,468

LIABILITIES

Current
Accounts payable and accrued liabilities Loan payable (Note 5)		$6,360 10,000 16,360		$4,544 - 4,544

STOCKHOLDERS’ EQUITY

Share Capital (Note 6)
Authorized:
75,000,000 shares with a par value of $0.001 per share

Issued and outstanding:
4,300,000 shares (2006 – 4,300,000 shares)		4,300		4,300

Additional paid-in capital		23,700		21,300

Deficit Accumulated During The Exploration Stage		(41,440)		(27,676)
		(13,440)		2,076

		$2,920		$2,468

The accompanying notes are an integral party of these financial statements

PALOMINE MINING INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO JANUARY 31
	2007	2006	2007
Revenue	$ -	$ -	$ -

Expenses
Mineral property option payment and exploration expenditures (Note 4)	-	10,000	11,000
Office and sundry	2,817	2,572	5,429
Organization costs	-	-	1,500
Professional fees	10,947	8,864	23,511
	13,764	21,436	41,440

Net Loss for the Period	$ (13,764)	$ (21,436)	$ (41,440)

Basis and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding	4,300,000	1,489,041

The accompanying notes are an integral party of these financial statements

PALOMINE MINING INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOW

(Stated in U.S. Dollars)

	YEAR ENDED JANUARY 31		CUMULATIVE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO JANUARY 31
	2007	2006	2007
Cash Flows Provided by (Used In):

Operating Activities
Net loss for the period	$ (13,764)	$ (21,436)	$ (41,440)
Item not involving cash:	2,400	2,400	4,800
Non-cash services from a director	(11,364)	(19,036)	(36,640)

Change in non-cash operating working capital items:
Accounts payable and accrued liabilities	1,816	(1,656)	6,360
Loan payable	10,000	-	10,000
Prepaid expense	(100)	-	(100)
	352	(20,692)	(20,380)

Financing Activity Issuances of common stock	-	-	23,200

Net Increases (Decrease) In Cash	352	(20,692)	2,820

Cash, Beginning of Period	2,468	23,160	-

Cash, End of Period	2,820	2,468	2,820

Supplementary Disclosure of Cash flow Information Cash paid for: Interest paid Income taxes paid	- -	- -	- -

Non-Cash Operating Activity (Note 7) Office services	$2,400	$2,400	$ 4,800

The accompanying notes are an integral party of these financial statements

PALOMINE MINING INC.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO JANUARY 31, 2007

(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL		TOTAL

Balance, August 13, 2004 (Date if Incorporation)	-	$ -	$ -	$ -	$ -

Shares issued for cash: September 8, 2004 at $0.001 October 4, 2004 at $0.001 October 26, 2004 at $0.01 October 29, 2004 at $0.10 Net loss for the period	2,000,000 1,200,000 1,000,000 100,000 -	2,000 1,200 1,000 100 -	- - 9,000 9,900 -	- - - - (6,240)	2,000 1,200 10,000 10,000 (6,240)

Balance, January 31, 2005	4,300,000	4,300	18,900	(6,240)	16,960

Non-cash services from a director Net loss for the year	- -	- -	2,400 -	- (21,436)	2,400 (21,436)

Balance, January 31, 2006	4,300,000	4,300	21,300	(27,676)	(2,076)

Non-cash services from a director Net loss for the year	- -	- -	2,400 -	- (13,764)	2,400 (13,764)

Balance, January 31,2 007	4,300,000	$ 4,300	$ 23,700	$ (41,440)	$ (13,440)

The accompanying notes are an integral party of these financial statements

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

1.

NATURE AND CONTINUANCE OF OPERATIONS

Palomine Mining Inc. (“the Company”) was incorporated in the State of Nevada on August

13,

2004.  The Company is an Exploration Stage Company as defined by Financial Accounting Standards Board (“FASB”) Securities and Exchange Commission (“SEC”) Industry Guide No. 7.  The Company has an option to acquire a mineral property located in the Northwest Territories, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

At January 31, 2007, the Company had had not met its minimum expenditure commitment for

exploration and development work, and accordingly, is in default of this requirement in the mineral property option agreement.  It may now lose its entire rights and interest in the claim.

These financial statements have been prepared on a going concern basis.  The Company has incurred losses since inception resulting in an accumulated deficit of $41,440 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue on a going concern.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES

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

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

The financial instruments have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property Costs

The company has been in the exploration stage since its formation on August 13, 2004 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition maintenance and exploration costs are charged to operations as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.   Such costs will be amortized using units-of-production method over the estimated life of the probable reserve.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period.  Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the

United States dollar.  The financial statements of the Company are translated to United

States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense items at the average rate in effect during the applicable accounting period.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains or losses are included in the Statement of Operations.

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations.  Liabilities are recorded when environments assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not some portion or all of a deferred tax assest will not be realized, a valuation allowance is recognized.

Basis and Diluted Net Loss Per Share

The company reports basic loss per share in accordance with SFAS No. 120 –

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

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the

financial statements.

Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, note payable and advance payable, approximated their fair values due to their short term maturities.

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments

with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The financial instruments affected includes certain obligations that can be settled with shares of stock.

Stock Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS

No. 123(R)”), which addresses the accounting for stock-based payment transactions in which anenterprise receives employee services in exchange for (a) equity instruments to the enterprise, or (b) liabilities that are based on the fair market value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R).  SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 – Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To January 31, 2007, the Company has not granted any stock options.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash consists of cash on deposit with high quality major financial institutions, and, to date,

has not experienced losses on any of its balances.  For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At January 31, 2007, the Company had no cash equivalents.

Asset Retirement Obligations

The Company has adopted SFAS No. 143 – “Accounting for Asset Retirement Obligations”,

which requires that an asset retirement obligation (“ARO”)associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the

cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of exploration.  Accordingly, no liability has been recorded.

Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured.  The passing of title to the customer is based on the terms of the sales contract.  Producing pricing is determined at the point revenue is recognized by reference to active and freely traded commodity market.

Impairment of Long-Lived Assets

In accordance with SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived

Assets”, the Company records impairment losses on long-lived assets in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNFICIANT ACCOUNTING POLICIES (Continued)

Regulatory Matters

The company and its mineral property interests are subject to a variety of Canadian government regulations governing land use, health, safety and environmental matters.  The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

3.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurement.  SFAS 157 does not require any new fair value measurements.  However, FASB anticipates that for some entities, the application of

SFAS 157 will change current practice.  SFAS 157 is effective for financial statements issued for fiscal

years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008.  The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

b)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108,

“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in

Current Year Financial Statements” (“SAB 128”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

3.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income

Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FSAB No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to betaken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

d)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid

Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments.  SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

e)

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting

Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1).  FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements.  FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted.  The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the

Company’s results of operations or financial position.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

3.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections –

A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”).  SFAS 154 changes the requirements for the account for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

g)

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset

Retirement Obligations” (“FIN 47”).  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair market value of an asset retirement obligation.  This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

h)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets –

An Amendment of APB Opinion No. 29” (“SFAS 153”).  The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006.  Early application is permitted and companies must apply the standard prospectively.  The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

4.

MINERAL PROPERTY

Pursant to a mineral property option agreement dated October 28, 2004 (and amended on

December 31, 2005), the Company was granted an option to acquire a 100% undivided right, title and interest in one mineral claim unit, known as the Gab claim, located approximately 80 miles northeast of Yellowknife, Northwest Territories, Canada for:

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

Expenditures for exploration and development work on the Claim totaling at least

$160,000 by December 31, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

-

$10,000 in expenditures on the Claim by June 1, 2005 (paid May 1, 2005);

-

an additional $50,000 in expenditures on the Claim by December 31, 2006

(unpaid at January 31, 2007); and

-

an additional $100,000 in expenditures on the Claim by December 31, 2007.

c)

Assessment Work

All Claim payments and assessment work required to keep the Claim and this Option in good standing during the term of this Agreement.

The Company has not met its minimum expenditure commitment for exploration and development work and, accordingly, is in default of this requirement in the option agreement.  It now my lose its entire rights and interest in the claim.

5.

LOAN PAYABLE

A director of the company provided a loan of $10,000 to the Company during the year.  The loan is non-interest bearing, unsecured and repayable on demand.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

6.

SHARE CAPITAL

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share.  On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share.  On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01.  On October 29, 2004, the Company sold 100,000 shares of its common stock at $0.10 per share.

At January 31, 2007, there were no outstanding stock options or warrants.

7.

RELATED PARTY TRANSACTIONS

Commencing February 1, 2005, the Company has been provided with non-cash office services from the president of the Company.  There is no formal lease agreements between the president and the Company.  Accordingly, office expenses have been recorded of $2,400 (2006 - $2,400), and additional paid-in capital has been increased by the corresponding amount.

The value of the office expense has been calculated on a pro-rata percentage of the fair value of the donated office space.  No monetary amount will be paid or exchanged for these services.

The Company currently has no employees and relies upon its officers and directors to further its affairs.  The officers and directors provide services to the Company without any salaried compensation.

8.

INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2006 – 34%) to income before income taxes.  The difference results from the following items:

   2007

    2006

Computed expected (benefit of) income taxes

$ (4,680)

$ (7,290)

Increase in valuation allowance

    4,680

    7,290

Income tax provision

$      -

$         -

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 AND 2006

(Stated in U.S. Dollars)

8.

INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

   2007

   2006

Operating loss carry forward

$ 30,440

$ 16,676

Mineral property acquisition and exploration expenditures

  11,000

   11,000

  41,440

   27,676

Statutory income tax rate

     34%

      34%

Deferred income tax assets

  14,090

    9,410

Valuation allowance

 (14,090)

   (9,410)

Net deferred tax assets

$       -

$         -

The Company has incurred operating losses of approximately $30,440 which, if unutilized,

will expired through to 2007.  subject to certain restrictions, the Company has mineral property expenditures of $11,000 available to reduce future taxable income.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

9.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  The officers are directors provide management services to the Company without any compensation.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors:

Name of Director                 Age

Eugene N. Larabie                70

Barry Brown                      53

Executive Officers:

Name of Officer                  Age

Office

---------------------           -----           -------

Eugene N. Larabie                70             President, Chief

                                                Executive Officer,

                                                Secretary, Treasurer,                                                      Principal Accounting

                                                Officer and Principal

                                                Financial Officer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Eugene N. Larabie has acted as our president, chief executive officer, secretary, treasurer and a director since our incorporation on August 13, 2004.  Since 1984, Mr. Larabie has been the president and principal of Laroth Engineering Ltd., a private British Columbia company that provides mineral exploration and mining services.  Mr. Larabie is a professional engineer who graduated from Haileybury School of Mines in 1957.  He is a member of the Professional Engineers Association of the Provinces of Ontario and British Columbia, Canada.

Mr. Barry Brown has acted as a director since August 13, 2004.  He graduated from the University of British Columbia in 1976 with a Bachelor of Commerce degree in finance.  Since 1978, he has acted as president and a director of Barry Development Ltd., a private British Columbia company involved in the management of reporting and non-reporting companies.  From February 2000 to present, Mr. Brown has acted as president and a director of Strikezone Minerals (Canada) Ltd., a British Columbia and Alberta reporting company involved in the exploration of mineral properties.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended January 31, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                 Number     Transactions   Known Failures

                                                                 Of  late      Not Timely     To File a

Name and principal position                      Reports     Reported        Required Form

-------------------------------------------          -----------    ---------------   ---------------------

Eugene Larabie                    0          0            0

(President, CEO, Secretary

Treasuer and director)

Barry Brown                       0          0            0

(Director)

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal periods from our inception on August 13, 2004 to January 31, 2005, as well as for the fiscal years ended January 31, 2006 and 2007.

                         Annual Compensation

                                Other Restricted Options/ LTIP Other

                                        Stock    SARs  payouts Comp

Name    Title  Year Salary Bonus Comp. Awarded    (#)     ($)

_______________________________________________________________________

Eugene   Pres. 2007   $0     0      0        0     0        0    0

Larabie  CEO   2006   $0     0      0        0     0        0    0

         Sec.  2005   $0     0      0        0     0        0    0

         Tres.

         & Dir

Barry    Dir.  2007   $0     0      0        0     0        0    0

Brown          2006   $0     0      0        0     0        0    0

   2005   $0     0      0        0     0        0    0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Larabie or Mr. Brown. We do not pay them any amount for acting as directors.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Amount of

Title of      Name and address                  beneficial     Percent

Class         of beneficial owner               ownership      of class

Common         Eugene N. Larabie                1,000,000      23.26%

Stock          President, Chief

               Executive Officer,

               Secretary, Treasurer

               and Director

               595 Howe Street, Suite 507

               Vancouver, BC V6C 2T5

Common         Barry Brown                      1,000,000      23.26%

Stock          Director

               700 West Pender Street

               Suite 1408

               Vancouver, BC V6C 1G8

Common         All officers and directors       2,000,000       46.5%

Stock          as a group that consists of

               two people

The percent of class is based on 4,300,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our president, Eugene Larabie, provides office space to us free of charge on a month-to-month basis.  There are no formal lease arrangements between Mr. Larabie and us.  In addition, we are not committed to pay rental expense and operating costs related to the space.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;

  *  Any person proposed as a nominee for election as a director;

  *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  *  Our sole promoter, Eugene Larabie;

  *  Any member of the immediate family of any of the foregoing persons.

In order to ensure that our interests are protected in any transactions with our officers or their other business interests, our bylaws provide that each officer who holds another office or possesses property that may lead to a conflict of interest shall, in writing, disclose the fact and the nature, character and extent of the conflict and abstain from voting with respect to any resolution in which the officer has a personal interest.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit

Number             Description

3.1* Articles of Incorporation
3.2* Bylaws
5.1**** Legal opinion of Joseph I. Emas, with consent to use
10.1* Mineral Property Option Agreement dated October 28, 2004
10.2*** Mineral Property Amending Agreement dated December 31, 2005
23.1 Consent of Morgan & Company, Chartered Accountants
23.2** Consent of Glen Macdonald, professional geologist

* filed as an exhibit to our registration statement on Form SB-2 on

  March 21, 2005.

** filed as an exhibit to our registration statement on Form SB-2 on

   April 22, 2005.

*** filed as an exhibit to our registration statement on Form SB-2 on

    April 26, 2006.

**** filed as an exhibit to our registration statement on Form SB-2 on

     June 6, 2006.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

 Fiscal year ended         Fiscal year ended

         January 31, 2007          January 31, 2006

Audit fees                             $•                     $•

Audit-related fees                     Nil                     Nil

Tax fees                               Nil                     Nil

All other fees                         Nil                     Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomine Mining Inc.

By

/s/ Eugene Larabie

Eugene Larabie

President, CEO, Secretary

Treasurer & Director

Date: May •. 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Barry Brown

Barry Brown

Director

Date: May •. 2007