Form 10QSB
period 2007-04-30
Palomine Mining Inc.
filed 2007-06-19
CIK 1320729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,300,000 shares of common stock with a par value of $0.001 par value per share as of June 19, 2007.

PALOMINE MINING INC.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	APRIL 30	JANUARY 31
	2007	2007

ASSETS

Current
Cash	$302	$2,820
Prepaid expense	100	100

	$402	$2,920

LIABILITIES

Current
Accounts payable and accrued liabilities	$16,535	$6,360
Loan payable (Note 4)	10,000	10,000
	26,535	16,360

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 5)
Authorized:
75,000,000 common shares with a par value of $0.001 per share

Issued and outstanding:
4,300,000 common shares	4,300	4,300

Additional paid-in capital	24,300	23,700

Deficit Accumulated During The Exploration Stage	(54,733)	(41,440)
	(26,133)	(13,440)

	$402	$2,920

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 13
	THREE MONTHS ENDED		2004 TO
	APRIL 30		APRIL 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Mineral property option payments and exploration expenditures (Note 3)	-	-	11,000
Office and sundry	694	644	6,123
Organization costs	-	-	1,500
Professional fees	12,600	4,981	36,110
	13,294	5,625	54,733

Net Loss For The Period	$(13,294)	$(5,625)	$(54,733)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	4,300,000	4,300,000

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			AUGUST 13
	THREE MONTHS ENDED		2004 TO
	APRIL 30		APRIL 30
	2007	2006	2007

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(13,294)	$(5,625)	$(54,733)
Item not involving cash:
Non-cash services from a director	600	600	5,400
	(12,694)	(5,025)	(49,333)

Changes in non-cash operating working capital items:
Accounts payable and accrued liabilities	10,176	4,906	16,535
Prepaid expense	-	-	(100)
	(2,518)	(119)	(32,898)

Financing Activities
Issuance of common stock	-	-	23,200
Loan advance	-	-	10,000
	-	-	33,200

Net Increase (Decrease) In Cash	(2,518)	(119)	302

Cash, Beginning Of Period	2,820	2,468	-

Cash, End Of Period	$302	$2,349	$302

Supplementary Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-Cash Operating Activity (Note 5)
Office services	$600	$600	$5,400

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO APRIL 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	ISSUED	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, August 13, 2004 (Date of incorporation)	-	$-	$-	$-	$-

Shares issued for cash:
September 8, 2004 at $0.001	2,000,000	2,000	-	-	2,000
October 4, 2004 at $0.001	1,200,000	1,200	-	-	1,200
October 26, 2004 at $0.01	1,000,000	1,000	9,000	-	10,000
October 29, 2004 at $0.10	100,000	100	9,900	-	10,000
Net loss for the period	-	-	-	(6,240)	(6,240)

Balance, January 31, 2005	4,300,000	4,300	18,900	(6,240)	16,960

Non-cash services from a director	-	-	2,400	-	2,400
Net loss for the year	-	-	-	(21,436)	(21,436)

Balance, January 31, 2006	4,300,000	4,300	21,300	(27,676)	(2,076)

Non-cash services from a director	-	-	2,400	-	2,400
Net loss for the year	-	-	-	(13,764)	(13,764)

Balance, January 31, 2007	4,300,000	4,300	23,700	(41,440)	(13,440)

Non-cash services from a director	-	-	600	-	600
Net loss for the period	-	-	-	(13,294)	(13,294)

Balance, April 30, 2007	4,300,000	$4,300	$24,300	$(54,734)	$(26,134)

The accompanying notes are an integral part of these financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION, NATURE AND CONTINUANCE OF OPERATIONS

The unaudited financials statements as of April 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the January 31, 2007 audited financial statements and notes thereto.  Results of this quarter are not indicative of the results for the year ending January 31, 2008.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $54,733 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

2.

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

APRIL 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar.  The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.  Non-monetary items are translated at the historical exchange rate. Revenue and expense items are translated at the average rate in effect during the applicable accounting period.

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

APRIL 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

2.

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

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At April 30, 2007, the Company had no cash equivalents.

j)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

3.

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

Expenditure Commitments

Expenditures for exploration and development work on the Claim totaling at least $160,000 by December 31, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

-

$10,000 in expenditures on the Claim by June 1, 2005 (paid May 1, 2005);

-

an additional $50,000 in expenditures on the Claim by December 31, 2006 (unpaid at April 30, 2007); and

-

an additional $100,000 in expenditures on the Claim by December 31, 2007.

c)

Assessment Work

All Claim payments and assessment work required to keep the Claim and this Option in good standing during the term of this Agreement.

The Company has not met its minimum expenditure commitment for exploration and development work and, accordingly, is in default of this requirement in the option agreement.  It now may lose its entire rights and interest in the claim.

4.

LOAN PAYABLE

A director of the Company provided a loan of $10,000 to the Company during the quarter ended October 31, 2006.  The loan is non-interest bearing, unsecured and payable on demand.

PALOMINE MINING INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

APRIL 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

5.

SHARE CAPITAL

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share.  On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share.  On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01.  On October 29, 2004, the Company sold 100,000 shares of its common stock at $0.10 per share.

At April 30, 2006, there were no outstanding stock options or warrants.

6.

RELATED PARTY TRANSACTIONS

During the period, the president of the Company provided office space to the Company free of charge on a month-to-month basis.  There are no formal lease arrangements between the president and the Company.  In addition, the Company is not committed to pay rental expense and operating costs of the office space.

Commencing February 1, 2005, the Company has been provided with non-cash office services from the president of the Company.  There is no formal lease agreements between the president and the Company.  Accordingly, office expenses have been recorded of $200 per month, and additional paid-in capital has been increased by the corresponding amount.

The value of the office expense has been calculated on a pro-rata percentage of the fair value of the donated office space.  No monetary amount will be paid or exchanged for these services.

The Company currently has no employees and relies upon its officers and directors to further its affairs.  The officers and directors provide services to the Company without any salaried compensation.

7.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  The officers and directors provide management services to the Company without any compensation.

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

Because we did not incur minimum exploration expenditures of at least $50,000 by December 31, 2006, the mineral property option agreement respecting the Gab property is not in good standing.  However, the agreement provides that the vendor must provide us with 30 day’s written notice of the termination of the option during which we have the right to cure the default by completing the required exploration expenditures.  The vendor has not provided us with such written notice to date, but could do so at any time.

If we lose our interest in the Gab mineral property, or if we decide not to proceed with all necessary exploration in order to keep the option respecting the property in good standing, we anticipate reviewing other potential asset acquisitions.  However, there is no guarantee that we will be able to reach any agreement to acquire such assets.

In the next 12 months, we also anticipate, subject to financing, spending an additional $50,000 on further recommended exploration, as well as an additional $10,000 on professional fees and administrative expenses related to compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $65,000.

We will require additional funding in order to cover all of our anticipated administrative expenses, to proceed with additional recommended exploration work on the property and to finance our operations in the next twelve months following the date of this report.

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

Results of Operations for the Period Ended April 30, 2007

We did not earn any revenues during the three-month period ended April 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Gab claim, which is doubtful.

We incurred operating expenses in the amount of $13,294 for the three-month period ended April 30, 2007. These operating expenses were comprised of professional fees of $12,600 and office and sundry expenses of $694.

Our net loss for the three-month period ended April 30, 2007 increased from the comparative period in fiscal 2006 (2007: $13,294; 2006: $5,625) due to a substantial increase in professional fees.

At April 30, 2007, we had total assets of $402, consisting of cash of $302 and prepaid expenses of $100.  At the same date, our liabilities totalled $26,535 and consisted of accounts payable and accrued liabilities of $16,535 and a loan payable from one of our directors for $10,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007.  This evaluation was conducted by Eugene Larabie, our chief executive officer and our principal accounting officer.

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

June 19, 2007

Palomine Mining Inc.

/s/ Eugene Larabie

------------------------------

Eugene Larabie, President

/s/ Barry Brown

------------------------------

Barry Brown, Director