Form 10QSB
period 2007-07-31
Palomine Mining Inc.
filed 2007-09-14
CIK 1320729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended July 31, 2007.

         [ ] Transition Report pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period ___________ to ____________

                       Commission File Number: 333-123465

                              PALOMINE MINING INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        20-1770378
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                            6420 West Kensington Road
                             Oklahoma City, OK 73132
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 826-0652
                       -----------------------------------
                           (Issuer's telephone number)

                           595 Howe Street, Suite 507
                   Vancouver, British Columbia, Canada V6C 2T5
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,300,000 shares of common stock outstanding as of September 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                              PALOMINE MINING, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Information

         Condensed Balance Sheet as of July 31, 2007 (unaudited)

         Condensed Statements of Operations for the three months and six months ended July 31, 2007 and 2006 and inception (August 13, 2004 through July 13, 2007(unaudited)

         Condensed Statements of Cash Flows for the six months ended July 31, 2007 and 2006 and inception (August 13, 2004 through July 13, 2007 (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

Item 3A(T). Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PALOMINE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                              CONDENSED BALANCE SHEET
                         AS OF JULY 31, 2007 (UNAUDITED)


CURRENT ASSETS:
---------------
Cash                                                              $        281
                                                                  ------------


TOTAL ASSETS                                                      $        281
                                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
--------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                  $     11,455
Receipts from shareholder loans                                         39,375
                                                                  ------------

TOTAL LIABILITIES                                                       50,830
                                                                  ------------

STOCKHOLDERS' DEFICIT:

Common Stock, $.001 par value; 75,000,000 shares authorized,
   4,300,000 issued and outstanding                                      4,300
Additional paid-in capital                                              24,900

Accumulated deficit during the exploration stage                       (79,749)
                                                                  ------------

Total Stockholders' Deficit                                            (50,549)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $        281
                                                                  ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        PALOMINE MINING INC.
                                                   (AN EXPLORATION STAGE COMPANY)
                                                   CONDENSED STATEMENT OF OPERATIONS
                                                             (UNAUDITED)


                                                Three Months Ended July 31,          Six Months Ended July 31,       August 13, 2004
                                              ------------------------------      ------------------------------     (Inception) to
                                                  2007              2006              2007              2006          July 31, 2007
                                              ------------      ------------      ------------      ------------      ------------

REVENUE:                                      $          0      $          0      $          0      $          0      $          0
                                              ------------      ------------      ------------      ------------      ------------

EXPENSES:

Mineral property option payments and
  exploration expenditures                              --                --                --                --            11,000

Office and sundry                                      620               838             1,314             1,483             6,743
Organization costs                                      --                --                --                --             1,500
Professional fees                                   24,396             1,920            36,996             6,901            60,506
                                              ------------      ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                      $     25,016      $      2,758      $     38,310      $      8,384      $     79,749
                                              ------------      ------------      ------------      ------------      ------------

NET LOSS                                      $    (25,016)     $     (2,758)     $    (38,310)     $     (8,384)     $    (79,749)
                                              ------------      ------------      ------------      ------------      ------------

NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED                         $      (0.01)     $     (0.00)     $      (0.01)     $      (0.00)     $      (0.02)
                                              ------------      ============      ============      ============      ============

PER SHARE INFORMATION:
Weighted Average Number of shares of
Shares Outstanding - Basic and Diluted           4,300,000         4,300,000         4,300,000         4,300,000         4,300,000
                                              ============      ============      ============      ============      ============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                         PALOMINE MINING INC.
                                    (AN EXPLORATION STAGE COMPANY)
                                   CONDENSED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)


                                                              Six Months Ended              August 13,
                                                                   July 31                    2004
                                                        ----------------------------     (Inception) to
                                                            2007             2006         July 31, 2007
                                                        -----------      -----------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                            $   (38,310)     $    (8,384)     $   (79,749)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Non cash services from a director                         1,200            1,200            6,000
    Changes in Assets and Liabilities:
    (Increase) decrease in prepaid expenses                     100             (500)              --
    Increase (decrease) in accounts payable                   5,096            5,675           34,830
                                                        -----------      -----------      -----------

    Net Cash Flows Used by Operations                       (31,914)          (2,009)         (34,830)
                                                        -----------      -----------      -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:                        --               --               --
                                                        -----------      -----------      -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Receipt of loan proceeds from shareholder                29,375               --           16,000
    Issuance of Common Stock                                     --               --           23,200
                                                        -----------      -----------      -----------

    Net Cash Flows Provided by Financing Activities          29,375               --           39,200
                                                        -----------      -----------      -----------

Net Increase (Decrease) in Cash                              (2,539)          (2,009)             281
                                                        -----------      -----------      -----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               2,820            2,468               --
                                                        -----------      -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD               $       281      $       459      $       281
                                                        -----------      ===========      ===========

SUPPLEMENTARY INFORMATION
Interest Paid                                           $        --      $        --      $        --
                                                        ===========      ===========      ===========
Taxes Paid                                              $        --      $        --      $        --
                                                        ===========      ===========      ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PALOMINE MINING INC.
                         (AN EXPLORATION STAGE COMPANY)
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, NATURE AND CONTINUANCE OF OPERATIONS

These unaudited financial statements as of July 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended July 31, 2007 are not necessarily indicative of the results expected for the full year. The accompanying financial statements should be read in conjunction with the audited financial statements at January 31, 2007 included in the Company's annual report on Form 10-KSB for its fiscal year ended January 31, 2007.

Palomine Mining Inc. (the "Company") was incorporated on August 13, 2004 under the laws of the State of Nevada. The Company is an Exploration Stage Company as defined by the Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). The Company is a mining resource company focused on the exploration and mining of precious metals, primarily gold. Currently, the Company has a contractual right to acquire an 80% interest in a property known as the Gab claim property in the Northwest Territories, Canada. The Company's fiscal year end is January 31.

These financial statements have been prepared on a going concern basis. The Company has incurred losses from its operations from inception resulting in an accumulated deficit of $79,749 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FOREIGN CURRENCY ADJUSTMENTS

The Company's functional currency for all operations worldwide is the U.S. dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At July 31, 2007, the Company had no cash equivalents.

MINING EXPLORATION COSTS

In accordance with the views expressed by the U.S. Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

NET EARNING (LOSS) PER SHARE

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of accounts payable and accrued charges is considered to be representative of its fair value because of the short-term nature of this financial instrument.

COMPREHENSIVE LOSS

SFAS No. 130, Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2007, the Company had no items that represent a comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.


NOTE 3 - MINERAL PROPERTY

Pursuant to a mineral property option agreement dated October 28, 2004 (and amended on December 31, 2005), the Company was granted an option to acquire a 100% undivided right, title and interest in one mineral claim unit, known as the Gab claim, located approximately 80 miles northeast of Yellowknife, Northwest territories, Canada, for:

a) Cash Payments
                  Cash payment of $1,000 upon execution of the agreement

b)       Expenditure Commitments
                  Expenditures for exploration and development work on the claim totaling at least $160,000 by December 31, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer as follows:
                          - $10,000 in expenditures on the Claim by June 1, 2005
                          - an additional $50,000 in expenditures on the Claim
                            by December 31, 2006
                          - an additional $100,000 in expenditures on the Claim
                            by December 31, 2007

c) Assessment Work
                  All Claim payments and assessment work required to keep the Claim and this Option in good standing during the term of this agreement.

         Because we did not incur minimum exploration expenditures of at least $50,000 by December 31, 2006, our mineral property option agreement on the Gab property is not in good standing. However, our contract with Mr. Braden provides that the owner and optionor, Mr. Braden, must provide us with a 30 day written notice of termination of the option, during which time we have the right to cure the default by completing the required exploration expenditures. Mr. Braden has not provided us with such written notice to date.

NOTE 4 - SHARE CAPITAL

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share. On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share. On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01 per share. On October 29, 2004, the Company sold 100,000 shares of its common stock for $0.10 per share.

As of July 31, 2007 and 2006, there were no outstanding stock options or warrants.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period, the president of the Company provided office space to the Company free of charge on a month to month basis. There are no formal lease arrangements between the president and the Company. In addition, the Company is not committed to pay rental expense and operating costs of the office space. The Company recorded an in-kind for the fair value of the rent of $1,200 for the six months ended July 31, 2007 and $6,000 for the period from inception to July 31, 2007.

NOTE 6 - LOANS PAYABLE

A director of the Company provided a loan of $10,000 during the quarter ended October 31, 2006. A shareholder of the Company provided a loan of $29,375 during the quarter ended July 31, 2007. The loans are non interest bearing, unsecured and due on demand.

FIN 48 - In June 2006, the FASB issued Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company's financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on our financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our form 10-KSB for the year ended January 31, 2007, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and in our 10-KSB for the year ended January 31, 2007, and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

OVERVIEW

         Palomine Mining, Inc. (the "Company" or "Palomine") is an exploration stage mining company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that we discover. We have the sole and exclusive right and option to acquire an 80% undivided right, title, and interest in the mineral property known as the "Gab" claim. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic feasibility of the claim is determined.

         Our plan of operation is to conduct exploration work on the Gab property in order to ascertain whether it possesses economic quantities of gold. Mineral property exploration is typically conducted in phases, with each subsequent phase of exploration work performed as recommended by a geologist based on the results from the most recent phase of exploration. We commissioned a geologist to survey and prepare a geological report on the Gab property, who recommended a two phase exploration program to further delineate the mineralized system currently recognized on the Gab Claim. We have completed phase one of the exploration program, and we intend to perform phase two of the exploration program on the Gab claim.

         Once we have completed phase two of the exploration program, we will make a decision as to whether or not we proceed with more exploration or mining operations based upon the analysis of the results of phase two.
 Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program.

         There can be no assurance that economic mineral deposits or reserves exist on the Gab property until appropriate exploration work is done and an economic evaluation based on such exploration concludes that production of minerals from the property is economically feasible. Furthermore, even if we complete our proposed exploration program on the Gab property, and it is successful in identifying a mineral deposit, we may have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

DESCRIPTION, LOCATION AND ACCESS

         The Gab property is located near Cross Lake, five miles south of Thistlewaite Lake, and approximately 80 miles northeast of the city of Yellowknife in the southern part of the Northwest Territories, Canada. The property is located at approximately Latitude 63(degree)05'N and Longitude 113(degree)30'W.

         The Gab property is accessible by float plane to nearby Gordon Lake or by helicopter. A winter road exists from Cross Lake to the old mine site of the Discovery Mine, which is located near the Gab property. Facilities, and a labor population base at Yellowknife, are expected to be available to provide the necessary services needed for property exploration.

         The area inclusive of the Gab property exhibits sub-arctic alder and white lodge pine intermixed with tundra bogs. Rock exposure is found along the lake shores. Winters are cold with generally medium snowfall accumulations and summers are temperate with adequate precipitation.

TITLE TO THE GAB PROPERTY

         The Gab property consists of one mineral claim comprising 929.7 acres. This claim is registered in the name of Max Braden, the owner and optionor of the property. The claim was created on May 28, 2003 and is currently in good standing until May 28, 2008. The claim is administered by the Mineral Tenure Act of Northwest Territories which requires $100 worth of assessment work per year to be undertaken in the first two years after the claim is established, and $200 worth of assessment work per year for each year thereafter. We must complete at least $200 in exploration work on the claim by May 28, 2008 in order to extend the claim expiry date by one year, to May 28, 2009.

         A "claim" refers to a specific section of land over which a title holder owns rights to explore. We have an option to purchase an 80% interest in the Gab property from the claim owner, Max Braden. He will transfer title to the claim to us if we exercise the option.

GAB CLAIM MINERAL PROPERTY OPTION AGREEMENT

         On October 28, 2004, we entered into an agreement with Max Braden of Yellowknife, Northwest Territories, whereby he granted us the sole and exclusive right and option to acquire an 80% undivided right, title, and interest in the Gab claim subject to certain obligations. On December 31, 2005, we entered into an amended agreement with Mr. Braden whereby we paid him $1,000 to extend the obligation deadlines. The Company's obligations, as amended, are as follows:

         o        pay to Max Braden $1,000 upon execution of the agreement
                  [paid];

         o provide funding of minimum cumulative expenditures for exploration and development on the claim in the following manner:

                  - $10,000 of expenditures to be incurred, or caused to be incurred, by June 1, 2005 [completed]; and

                  - No less than a further $50,000 of expenditures to be incurred, or caused to be incurred by December 31, 2006 [not incurred]; and

                  - No less than a further $100,000 of expenditures to be incurred, or caused to be incurred by December 31, 2007 [not incurred];

         o pay or cause to be paid, to Max Braden, or on Braden's behalf as we may determine, all claim payments and assessment work required to keep the claim and this option in good standing during the term of the agreement.

         Because we did not incur minimum exploration expenditures of at least $50,000 by December 31, 2006, our mineral property option agreement on the Gab property is not in good standing. However, our contract with Mr. Braden provides that the owner and optionor, Mr. Braden, must provide us with a 30 day written notice of termination of the option, during which time we have the right to cure the default by completing the required exploration expenditures. Mr. Braden has not provided us with such written notice to date.

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

         The most prospective exploration area of the property is a gold-bearing vein. A vein is a regularly shaped and lengthy occurrence of mineralization. Through prior exploration performed on the property, as detailed in a geological report on the Gab property by our consulting geologist, Dr. Glen Macdonald, the vein has been traced along the surface rock. Rock samples from the vein have contained anomalous amounts of gold. A sample is anomalous if it contains a significantly higher amount of a mineral than is found in nearby or typical rocks.

EXPLORATION HISTORY

         Gold was first discovered on the GAB property in 1947. The property was then optioned to Goldcrest Mines Limited, who drilled 396 meters in 23 holes and then dropped the option. In 1950, Garskie Gold Mines Limited acquired the claims and drilled 1,024 meters in 13 holes. Visible gold with pyrite and galena were reported in two of the holes.

         In 1969, the claims were re-staked by G.B. Brown and Precambrian Mining Services was hired to evaluate the claims, though drilling did not produce significant results, and later trenching in 1973 and 1974 show a lack of recorded results.

         In 1986, Treminco Resources Limited optioned the Gab claim. Treminco drilled 27 holes, totaling 877 meters. A program of detailed mapping, trenching and examination of old drill cores were also conducted. Subsequently, Treminco allowed its Gab claim interest to lapse and the property was staked in 2003 by Max Braden.

         Gold exploration and extraction has been successful in the area surrounding the Gab claim, near Thistlewaite Lake. The Discovery mine, located west of the west end of Thistlewaite Lake produced 1,114,000 ounces of gold from 1,100,000 tones of ore resulting in a grade of 1.01 ounces of gold per ton.

GEOLOGICAL ASSESSMENT REPORT: GAB PROPERTY

         We commissioned Mr. Glen Macdonald to prepare a geological report on the Gab property. Dr. Macdonald holds bachelor degrees in economics and geology from the University of British Columbia and has practiced his profession as a geologist for over 28 years. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and of the Association of Professional Engineers and Geoscientists of the Province of British Columbia. The report summarizes the results of prior exploration on the property, and makes recommendations for further exploration. In his report, Dr. Macdonald concluded that the Gab claim has the potential to host significant amounts of mineralization and that intensive exploration of the property is warranted. The company considers Dr. Macdonald's geological assessment of the property to be "Phase One" of the Company's exploration program.

         Dr. Macdonald recommended a second phase of the Company's exploration program, "Phase Two," to further explore and delineate the mineralized system currently recognized on the Gab Claim.

         Phase Two, as recommended by Dr. Macdonald, consists of air photo interpretation of the structures, both regionally and detailed, on the area of the main showings followed with geological mapping and geophysical surveying using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional survey. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are most commonly measured in geophysical surveys.
 Geophysical surveys are also applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

         Phase Two of the Company's exploration program will further define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

         We completed the first phase of exploration and part of the second phase of exploration in May 2005. Our consulting geologist, Dr. Glen Macdonald, completed the Phase One geological and air photo review of the property. By analyzing air photos of the Gab property found in government records and conducting a property visit, he was able to identify the location of significant rock exposure on the claims and areas where previous exploration was conducted. Based on this initial review, Dr. Macdonald identified certain property areas for follow-up Phase Two exploration.

         Dr. Macdonald commenced the Phase Two exploration program in May 2005, and it is still ongoing. He has gathered various rock samples from the property for mineral analysis. As he has received the results from the laboratory which indicate the gold content of the rock, Dr. Macdonald is completing the geological mapping of the property. He will then conduct a geophysical survey of the property and then prepare a report compiling the results and recommending further exploration.

PHASE TWO PROPOSED BUDGET

Approximate costs for the recommended second phase of the exploration program is as follows:

PHASE TWO

Exploration Activity                                         Estimated Cost
--------------------                                         --------------

Detailed Geological Mapping                                     $  3,200
Geophysical Surveying                                           $  4,000
Assaying                                                        $  1,000
Helicopter support                                              $  1,800
                                                                ---------

TOTAL PHASE II COSTS:                                           $ 10,000

COMPLIANCE WITH GOVERNMENT REGULATION

         We will be required to comply with all regulations, rules and directives of the various governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically.

         In addition, we will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time, as we do not know the extent of the exploration program that could be undertaken beyond completion of the currently planned exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

         If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is more invasive and covers a greater area. Permits and regulations will likely limit certain aspects of any production program, if the project continues to that stage, because of the potential impact on the environment. Examples of regulatory requirements include:

         -        water discharge will have to meet water regulation standards;
         - dust generation will have to be minimal or otherwise re-mediated;
         - dumping of material on the surface will have to be re-contoured and re-vegetated;
         - an assessment of all material to be left on the surface will need to be environmentally benign;
         - ground water will have to be monitored for any potential contaminants;
         - the socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and
         - an impact report of the exploration's effect on the local fauna and flora.

PLAN OF OPERATION

         Our plan of operation for the twelve months following the quarter ended July 31, 2007, is to complete the Phase Two of the recommended exploration program on the Gab property. We anticipate that the balance of the cost of this program will be approximately $5,000. We have retained Glen Macdonald, a professional geologist to conduct this exploration work. The cost of his services is included in our budget for Phase Two.

         We will lose our entire interest in the Gab claim if we do not complete the following minimum exploration expenditures on the property by the noted dates:

         - an additional $50,000 of expenditures by December 31, 2006 [outstanding, and must be cured within thirty days of notice from the owner and optionor of the claim, Max Braden]; and

         -        an additional $100,000 of expenditures by December 31, 2007.

         Should we be able to meet all of our outstanding and current obligations, finish Phase Two of the exploration program, and begin further exploration and mining operations, we anticipate additional costs for such exploration and mining operations, as well as additional costs for professional fees and administrative expenses, including fees payable in order for us to comply with reporting obligations. We will require additional funding in order to cover all of our anticipated exploration, mining, and administrative expenses, as well as other operational expanses.

         We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or from to fund all contemplated exploration. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

         We did not receive any revenues during the three month period ended July 31, 2007. We do not anticipate generating revenues unless we enter into commercial production on the Gab claim, which is doubtful.

       For the three month period ended July 31, 2007, compared to the three month period ended July 31, 2006, the Company had a net loss of $25,016 and $2,758, respectively; an increase of approximately 807%.

         Mining exploration costs were $0 during the three month period ended July 31, 2007 and the three month period ended July 31, 2006. The Company did not perform any exploration or mining operation on its Gab claim property during either period, thus no costs were incurred in either period.

         General office expenses decreased 26% to $620 during the three month period ended July 31, 2007, as compared to $838 for the comparable period in 2006. Similarly, professional fees increased over 1000% to $24,396 during the three month period ended July 31, 2007, as compared to $1,920 for the comparable period in 2006. The increase in was due primarily to the increased legal fees.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2007 AND 2006

         We incurred operating expenses in the amount of $38,310 for the six-month period ended July 31, 2007, compared to operating expenses of $8,384 for the same period in 2006. This increase is due primarily to an increase in legal fees.

         Our net loss for the six-month period ended July 31, 2007 increased from the comparative period in fiscal 2007 (2008: $14,935; 2007: $8,384). The increase in net loss was due primarily to an increase in professional fees to $36,996 in the first six months of fiscal 2008 to $6,901 compared to the same period of fiscal 2007.

         At July 31, 2007, we had total assets of $281, consisting solely of cash. At the same date, our liabilities consisted of accounts payable of $34,830, and outstanding loans of $16,000 with total liabilities of $50,830. Comparatively, at July 31, 2006, we had total assets of $959, consisting of cash of $459 and prepaid expenses of $500. At July 31, 2006, our liabilities consisted of accounts payable and accrued liabilities of $10,219.

         We did not receive any revenues during the six-month period ended July 31, 2007. We do not anticipate generating revenues unless we enter into commercial production on the Gab claim, which is doubtful. We have not attained profitable operations to date, and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors have expressed substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2007, the Company had $281 in total assets, a working capital deficit of $50,549 and had $8,539 of net cash used by operations during the six month period ended July 31, 2007.

         As of July 31, 2007, the funds received from shareholder loans were spent mainly on payment of professional fees.

RISK FACTORS

         Certain Statements presented herein are forward-looking statements which may include conclusions of pre-feasibility and feasibility studies, estimates of future production, capital and operating costs, prices of gold, and other known and unknown risks. These and other factors may cause material differences from future results as expressed or implied by such forward-looking statements. These certain risks, uncertainties and other factors include, but are not limited to, the risks involved in the exploration, development and mining business.

RISKS RELATED TO THE COMPANY AND TO THE MINING INDUSTRY

OUR CLAIM ON THE GAB PROPERTY IS IN DEFAULT, AND WE MAY BE FORCED TO CURE SUCH DEFAULT WITHIN A SHORT AMOUNT OF TIME AND AT GREAT EXPENSE TO THE COMPANY. The Company is in breach of its contract with the Gab property owner. The Company has not incurred certain exploration expenses and endeavors as required by the terms of its contract. The Gab property owner may, at any time, declare the Company in breach, at which time we will be forced to cure the default, renegotiate the terms of the contract (which there is no guarantee that we may be able to do so), or lose our entire interest in the Gab property claim. If we decide to cure our default, we will have 30 days upon the owner's declaration of breach to expend, at minimum $50,000 in exploration and mining operations. Because the Company does not currently have the resources to expend such costs and efforts, and does not appear to be able to do so in the foreseeable future, it is likely that we would not be able to cure our default.

THE MINING INDUSTRY IS HIGHLY SPECULATIVE AND HAS CERTAIN INHERENT RISKS WHICH COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S OPERATIONS. Resource exploration is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to make extraction of such minerals economically feasible or to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environment protection, the combination of which factors may result in the Company not receiving an adequate return on investment capital.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE. The Company will be required to compete with other corporations that may have greater resources. The process of mineral exploration and prospecting is a highly competitive and speculative business. In seeking available opportunities, the Company will compete with established, multi-national companies that have more experience and resources than the Company. Such companies may also have existing infrastructure and equipment available or in active use. Thus, such corporations could produce minerals at lower costs than what we may be able to achieve, which would have a negative effect on the Company's operations. Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our claims.

         Further, exploration and mining activities have occurred on the Gab claim property in the past. Such activities failed to find enough minerals to make extraction economically feasible or such companies were unable to extract minerals because of logistical, economic, or environmental reasons. Such factors will affect our ability to explore the property and affect any mining operations that we may attempt.

OUR MINERAL DEPOSIT ESTIMATES MAY PROVE TO BE INACCURATE AND ANY RESOURCE CALCULATIONS THAT WE HAVE HAD MADE MAY BE UNRELIABLE. Mineral deposit estimates are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. Mineral deposit estimates are inherently imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If the Company's exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

FLUCTUATIONS IN THE PRICE OF GOLD ARE VOLATILE AND ARE BEYOND OUR CONTROL. Gold prices fluctuate. The price of gold has been, and will continue to be, affected by numerous factors beyond the Company's control. Factors that affect the price of gold include the demand from consumers for products that use gold, luxury markets, economic conditions, over supply from secondary sources, and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the price of gold, and thus on the economic feasibility of our exploration and operations.

MINERAL OPERATIONS ARE SUBJECT TO MARKET FORCES OUTSIDE OF THE COMPANY'S CONTROL. The marketability of minerals is affected by numerous factors beyond the control of the entity involved in their mining and processing. Such factors effect marketability on a regional and global scale, and are far outside the Company's ability to control or accurately predict. These factors include market fluctuations, government regulations relating to prices, taxes royalties, allowable production, import, exports and supply and demand. One or more of these risk elements could have an impact on costs of an operation and if significant enough, reduce the profitability of our operations and threaten its continuation.

THE COMPANY OPERATES IN A FOREIGN COUNTRY AND IS SUBJECT TO CURRENCY FLUCTUATIONS WHICH COULD HAVE A NEGATIVE EFFECT ON THE COMPANY'S OPERATING RESULTS. While engaged in the business of exploiting mineral properties, the Company's operations in Canada make it subject to foreign currency fluctuation as the Company's costs are conducted in Canadian dollars while certain expenses are numerated in US dollars. Such fluctuations may have adversely affected the

Company's financial positions and results. Management may not take any steps to address foreign currency fluctuations that will eliminate all adverse effects and, accordingly, the Company may suffer losses due to adverse foreign currency fluctuations.

THE COMPANY IS SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATORY REQUIREMENTS WHICH COULD CAUSE A RESTRICTION ON, OR SUSPENSION OF, THE COMPANY'S EXPLORATION AND MINING OPERATIONS. The Company's exploration and operations are subject to government regulations relating to resource operations, the acquisition of land, pollution control and environmental protection, safety, production, and expropriation of property. Changes in these regulations or in their application are beyond the control of the Company and may adversely affect its operations, business and results of operations. Failure to comply with the conditions set out in any permit or failure to comply with the applicable statutes and regulations may result in orders to cease or curtail operations or to install additional equipment. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

         Currently, the Company's Canadian properties are subject to the jurisdiction of the federal laws of Canada, the provincial laws of the Northwest Territories, as well as local laws where the Gab claim property is located. In addition, the Company is subject to certain United States federal laws, and the state laws of Nevada. Mineral exploration and mining may be affected in varying degrees by government regulations relating to the mining industry. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect our business.

         On the federal and provincial level, the Company must comply with exploration permitting requirements which require sound operating and reclamation plans to be approved by the applicable government body prior to the start of exploration. Depending upon the type and extent of the exploration activities, the Company may be required to post reclamation bonds and/or assurances that the affected areas will be reclaimed. On the State and Provincial level, the government has jurisdiction over certain properties and requires their own permitting and compliance with applicable regulations. On the local level, regulations deal primarily with zoning, land use and specific building permits, as well as taxation and the impact of the Company's operations on the existing population and local services. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect the Company's results of operations in a particular period and its long-term business prospects.

THE COMPANY IS SUBJECT TO SUBSTANTIAL ENVIRONMENTAL REGULATIONS AND REQUIREMENTS WHICH COULD CAUSE A RESTRICTION OR SUSPENSION OF COMPANY OPERATIONS. In connection with any potential mining operations, the Company may be subject to extensive and changing environmental legislation, regulation and actions. The Company cannot predict what environmental legislation, regulation or policy will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. The recent trend in environmental legislation and regulation generally is toward stricter environmental standards and regulation, and this trend is likely to continue in the future. Such environmental regulations include, but are not limited to, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species, and the preservation of certain lands. These regulations may require obtaining permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands lying within wetland areas, and areas providing for habitats for certain species, or other protected areas. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's results of operations and business, or may cause material changes or delays in the Company's intended activities.

MR. FRANK H. WARD, OUR SOLE EXECUTIVE OFFICER AND DIRECTOR, HAS NO EXPERIENCE RELATED TO MINERAL EXPLORATION. AS SUCH, THE COMPANY MAY LACK THE ABILITY TO SUCCESSFULLY IMPLEMENT ITS BUSINESS OBJECTIVES. Mr. Frank H. Ward, our sole executive officer and director, has no career experience related to mining and mineral exploration nor does Mr. Ward have formal training as a geologist or in the technical aspects of management of a mineral exploration company. He lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, he may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. Accordingly, Mr. Ward may be unable to successfully operate and develop our business. We cannot guarantee that we will overcome this obstacle. There may be additional risk to the Company in that Mr. Ward may lack the ability to successfully implement growth plans given that the absence of an executive management team.

BECAUSE OUR SOLE EXECUTIVE OFFICER HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS. It is possible that the demands on Mr. Frank H. Ward, our sole executive officer and director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Ward may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

OUR COMMON STOCK IS THINLY TRADED AND, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES. The Company cannot predict the extent to which an active public market for its common stock will be sustained. Our common shares have historically been sporadically or "thinly-traded" on the "Pink Sheets" bulletin board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be long periods when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

         The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float" and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

         The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors including the fact that our common shares are sporadically and/or thinly traded and because we are a speculative or "risky" investment due to our lack of revenues or profits to date, and the uncertainty of our ability to continue our operations. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. All of the aforementioned risk factors in this section, among others, may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, and adverse outcomes

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION. The market for our common stock is characterized by significant price volatility compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. Securities class action litigation suits are commonly brought against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO OUR SHAREHOLDERS. We believe that our current cash and cash equivalents will not be sufficient to meet our anticipated cash needs for our exploration and mining operation plans. Thus we will require additional cash resources in order to continue our exploration and mining operation plans. We may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD. We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (the "SEC"), as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management's assessment of the effectiveness of the company's internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management's assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 3.  CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and chief financial and accounting officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based upon his evaluation of these controls and procedures as of July 31, 2007) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company's internal controls or other factors that could materially affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any deficiencies or material weaknesses.


ITEM 3A(T). CONTROLS AND PROCEDURES.

MANAGEMENT'S INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accurately recorded, processed, summarized, and reported, according to the rules and regulations and within the time periods proscribed by the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company's goals of compliance with the Exchange Act. However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and inherent risks within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

         The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company's Certifying Officer. The Company's Certifying Officer, the board of directors, management, and other personnel, are involved in implementing the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

         The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records in reasonable detail and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets, or unauthorized transactions, that could have a material effect on the Company's financial statements.

         The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended July 31, 2007, that could materially affect the Company's ability to comply with the Exchange Act. The Certifying Officer is aware of no instances during the quarter ended July 31, 2007, whereby the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.


PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

CHANGE OF AUDITOR

         On July 31, 2007, the Company terminated Morgan & Co., the previous independent registered public accounting firm of Palomine Mining Inc. for its fiscal year ended January 31, 2007, from further audit services to the Company. The Company executed an engagement letter with Murrell, Hall, McIntosh & Co., PLLP, located at 2601 NW Expressway, Suite 700 East, Oklahoma City, Oklahoma 73112, to audit the financial statements of the Company for its fiscal year ending January 31, 2008, and the related statements of income, stockholders' equity, and cash flows for the year then ending. The Company filed a Form 8-K/A detailing its change of auditors, File No. 333-123465, effective August 16, 2007, which should be read in conjunction with this report.

CHANGE OF COMPANY MANAGEMENT

         Effective July 23, 2007, Mr. Eugene N. Larabie resigned as a director and as the Company's Chief Executive Officer, President, and Treasurer, and Mr. Barry Brown resigned as a director of the Company. There have been no disagreements between the Company and Mr. Larabie or Mr. Brown regarding the Company's operations or practices.

         Effective July 23, 2007, Mr. Frank H. Ward was appointed as a director of the Company and was appointed as its Chief Executive Officer, President, Treasurer and Secretary. The Company filed a Form 8-K/A detailing the resignation of Eugene N. Larabie and the appointment of Frank H. Ward, File No. 071062666, effective August 16, 2007, which should be read in conjunction with this report.

CHANGE OF TRANSFER AGENT

         On July 9, 2007, the Company's Board of Directors terminated the Company's prior transfer agents, Empire Stock Transfer and Island Stock Transfer, and appointed Integrity Stock Transfer and Registrar, 3027 East Sunset Road, Suite 103, Las Vegas, NV 89120, as the Company's transfer agent.

ITEM 6. EXHIBITS

Exhibit 3.1 The Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 to the Form SB-2 registration statement of the Company [333-123465] filed on March 21, 2005.

Exhibit 3.2 The Bylaws of the Company are hereby incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company [333-123465] filed on March 21, 2005.

Exhibit 10.1      Mineral Property Option Agreement dated October 28, 2004,
                  Exhibit 10.1 to the Form SB-2 registration statement of the Company [File No. 333-123465] filed on March 21, 2005, is hereby incorporated herein by reference.

Exhibit 10.2      Mineral Property Option Amending Agreement dated December
                  31, 2005, Exhibit 10.2 to the Form SB-2/A registration statement of the Company [File No. 333-123465] filed on February 2, 2006, is hereby incorporated herein by reference.

Exhibit 16 Letter of Morgan & Company, Exhibit 16 to the Form 8-K/A of the Company [File No. 333-123465] filed on August 16, 2007, is incorporated herein by reference.

Exhibit 20.1      Geology Report of Glen Macdonald on the Gab Property dated
                  June 2005.

Exhibit 31        Certification of Frank H. Ward

Exhibit 32        Certification of Frank H. Ward

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 14, 2007

                                    Palomine Mining Inc.

                                    By:  /s/ Frank H. Ward
                                         ---------------------------------------
                                         Frank H. Ward, Chief Executive Officer,
                                         President, and Treasurer