Form 10QSB
period 2007-10-31
Universal Bioenergy, Inc.
filed 2007-12-24
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 333- 123465

UNIVERSAL BIOENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1770378
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

128 Biodiesel Drive
Nettleton, MS 38858
(Address, including zip code, of principal executive offices)

662-963-3333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     ☒    No ☐

(2)Yes     ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At December 21, 2007, the issuer had outstanding 22,500,000 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☒

UNIVERSAL BIOENERGY, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Information

	CONDENSED BALANCE SHEET AS OF OCTOBER 31, 2007 (UNAUDITED)	F-1

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)	F-2

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)	F-3

	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)	F-4

Item 2.	Management's Discussion and Analysis or Plan of Operations	4

Item 3.	Controls and Procedures	12

Item 3A(T).	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF OCTOBER 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM AUGUST 13, 2007 (INCEPTION) TO OCTOBER 31, 2007 (UNDAUDITED)

PAGES	F5 – F11	NOTES TO UNAUDITED FINANCIAL STATEMENTS

Universal Bioenergy, Inc.
(f/k/a Palomine Mining, Inc.)
(An Exploration Stage Company)
Condensed Balance Sheet
October 31, 2007
(Unaudited)

ASSETS

Total Current Assets
Prepaid expenses	$500

Total Current Assets	500

Other Assets
Deposits	2,400

Total Assets	$2,900

STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$17,819
Stockholder Loans	88,046
Accrued Interest	-
Loans payable - related party	0
Total Current Liabilities	105,865

Commitments and Contingencies	-

Stockholders' Deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
21,500,000 shares issued and outstanding	21,500
Additional paid-in capital	8,300
Deficit accumulated during the development stage	(132,765)

Total Stockholders' Deficit	(102,965)

Total Stockholders' Deficit	$2,900

See accompanying notes to condensed financial statements

Universal Bioenergy, Inc.
(f/k/a Palomine Mining, Inc.)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from August 13, 2004
	Three Months Ended October 31,		Nine Months Ended October 31,		(Inception) to
	2007	2006	2007	2006	October 31, 2007

Operating Expenses
Mineral property option payments and exploration expenditures	$-	$-	$-	$-	$11,000
Office	1,246	640	2,560	2,122	7,989
Organization Costs	-	-	-	-	1,500
Professional Fees	51,769	2,156	88,765	9,057	112,276
Total Operating Expenses	53,015	2,796	91,325	11,179	132,765

Loss from Operations	(53,015)	(2,796)	(91,325)	(11,179)	(132,765)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(53,015)	$(2,796)	$(91,325)	$(11,179)	$(132,765)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	21,500,000	21,500,000	21,500,000	21,500,000

See accompanying notes to condensed financial statements

Universal Bioenergy, Inc.
(f/k/a Palomine Mining, Inc.)
(An Exploration Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from August 13, 2004 (inception) to October 31, 2007
(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during	Total
	$.001 Par Value		$.001 Par Value		paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Deficit

Balance August 13, 2004 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to cash ($0.001 per share)	-	-	10,000,000	10,000	(8,000)	-	$2,000

Common stock issued to cash ($0.001 per share)	-	-	6,000,000	6,000	(4,800)	-	$1,200

Common stock issued to cash ($0.01 per share)	-	-	5,000,000	5,000	5,000		$10,000

Common stock issued to cash ($0.10 per share)			500,000	500	9,500		$10,000

In kind contribution of rent	-	-	-	-	2,400		$2,400

Net loss for the period ended January 30, 2006	-	-	-	-	-	(27,676)	$(27,676)

Balance, January 31, 2006	-	-	21,500,000	21,500	4,100	(27,676)	(2,076)

In kind contribution of rent	-	-	-	-	2,400	-	2,400

Net loss for the for the period ended January 31,2007	-	-	-	-	-	(13,764)	(13,764)

Balance, January 31, 2007	-	-	21,500,000	21,500	6,500	(41,440)	(13,440)

In kind contribution of rent	-	-	-		1,800		1,800

Net loss for the for the nine months ended October 31, 2007	-	-	-			(91,325)	(91,325)

Balance, for the nine months ended October 31, 2007	-	$-	21,500,000	$21,500	$8,300	$(132,765)	$(102,965)

See accompanying notes to condensed financial statements

Universal Bioenergy, Inc.
(f/k/a Palomine Mining, Inc.)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from August 13, 2004
	Nine Months Ended October 31,		(Inception) to
	2007	2006	October 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(91,325)	$(11,179)	$(132,765)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	1,800	1,800	6,600
Changes in operating assets and liabilities:
Prepaid expenses	(400)	(100)	(500)
Deposits	(2,400)	-	(2,400)
Increase in accounts payable	11,459	298	17,819
Net Cash Used In Operating Activities	(80,866)	(9,181)	(111,246)

Cash Flows From Financing Activities:
Advances from stockholders	78,046	10,000	88,046
Proceeds from issuance of common stock	-	-	23,200
Net Cash Provided by Financing Activities	78,046	10,000	111,246

Net Increase (Decrease) in Cash	(2,820)	819	-

Cash at Beginning of Period	2,820	2,468	-

Cash at End of Period	$-	$3,287	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Activities during the development stage include developing the business plan and raising capital.

On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At October 31, 2007 the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2007 and 2006 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Foreign Currency Adjustment

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

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

(H) Mining exploration Costs

In accordance with the views expressed by the U.S. Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

NOTE 2 MINERAL PROPERTY

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

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

NOTE 3 STOCKHOLDERS’ EQUITY (DEFICIENCY)

(A) Common Stock Issued for Cash

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share.

On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share.

On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01 per share.

On October 29, 2004,  the Company sold 100,000 shares of its common stock for $0.10 per share.

(B) In-Kind Contribution

As of October 31, 2007 the shareholder of the Company contributed $1,800 of services on behalf of the Company (See Note 3).

For the period August 13, 2004 (Inception) to January 31, 2007 the shareholder of the Company contributed $4,800 of services on behalf of the Company (See Note 3).

(C) Stock Split

During December 2007, the Company declared a 5 for 1 common stock forward split effective to stockholders of record on December 6, 2007. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4  RELATED PARTY TRANSACTIONS

During the period ended October 31, 2007, the Company received $78,046 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

During the period ended October 31, 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

For the period from August 13, 2004 (Inception) to October 31, 2007 the shareholder of the Company contributed $6,600 of services on behalf of the Company (See Note 2 (B)).

NOTE 5 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss since inception of $132,765 and used cash in operations of $111,246 for the period from August 13, 2004 (inception) to October 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6 SUBSEQUENT EVENTS

(A) Stock Split

During December 2007, the Company declared a 5 for 1 common stock forward split effective to stockholders of record on December 6, 2007. Per share and weighted average amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

On October 24, 2007, the Company entered into a Reorganization and Stock Purchase agreement with Universal Bioenergy North America, Inc, (“Universal”), a Nevada corporation. The agreement provided that at closing, Universal will become a wholly owned subsidiary of the Company and the Company would issue 2,000,000 shares of its common stock to the shareholders of Universal for 100% of the outstanding common shares of Universal. Mortensen, a shareholder of the Company contributed 1,800,000 shares of common stock of Company to the amount of shares being delivered to the shareholders of Universal This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of Universal. The Company completed the merger on December 6, 2007.

UNIVERSAL BIOENERGY, INC.
(F/K/A PALOMINE MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2007
(UNAUDITED)

(B) Contribution of Common Stock

During December 2007, the principal stockholder contributed 1,800,000 shares of common stock to the Company for no consideration. The shares were cancelled by the Company upon receipt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our form 8-KB filed December 12, 2007 and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

OVERVIEW

Company History

Palomine, Inc. was incorporated in the State of Nevada in August, 2004. Before closing down all operations in 2007, Palomine's primary business was as an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that it discovered that demonstrate economic feasibility. Palomine had the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to the mineral property known as the Gab claim.

Palomine’s plan of operation was to conduct exploration work on the Gab property in order to ascertain whether it possessed economic quantities of gold. Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  Palomine did not commence the initial phase of exploration on the Gab claim.

Due to a lack of funding, Palomine’s directors decided not to proceed with the exploration of the Gab claim and abandoned this business model at the close of the third quarter 2007.

Description, Location and Access

The Gab property is located near Cross Lake, five miles south of Thistlewaite Lake and approximately 80 miles northeast of Yellowknife in the southern part of the Northwest Territories, Canada.  The property is located at approximately Latitude 63°05”N and Longitude 113°30’W.

The mining claim is accessible by float plane to nearby Gordon Lake or by helicopter. An old winter road exists from Cross Lake to the old mine site of Discovery Mines. Facilities and the skilled population base at Yellowknife are readily available and can provide all the necessary services needed for property exploration.

The area inclusive of the Gab property exhibits sub arctic alder and white lodge pine intermixed with tundra bogs.  Good rock exposure is found along the lake shores. Winters are cold with generally medium snowfall accumulations and summers are temperate with adequate precipitation.

Gab Claim Mineral Property Option Agreement

On October 28, 2004, we entered into an agreement with Max Braden of Yellowknife, Northwest Territories, whereby he granted Palomine the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to the Gab claim subject to certain obligations.  On December 31, 2005, we entered into an amending agreement with Mr. Braden whereby Palomine paid him $1,000 to extend the obligation deadlines. These obligations, as amended, are as follows:

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

Mr. Braden has not provided us with such written notice to date], however due to a lack of funding Palomine’s directors decided not to proceed with the exploration of the Gab claim and abandoned this business model at the close of the third quarter 2007.

New Business Model

Beginning with the second quarter 2007, the board of directors directed the Company's management to begin searching for acquisition targets with a business possessing greater potential to add value to shareholders.

Palomine Mining, Inc. ("Palomine" or "we") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("Universal"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Recapitalization Agreement (the "Agreement"), dated October 24, 2007, among Palomine, Universal and Mortensen Financial Limited, a shareholder of Palomine("Mortensen").

As a result of the closing, Universal has become a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of Universal, Palomine issued to the shareholders of Universal 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomino contributed 1,800,000 shares of common stock of Palomine to the amount of shares being delivered to Universal shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company has been changed to Universal Bioenergy, Inc., (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,500,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of Palomine issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and (ii) the authorized shares of Palomine were increased to 200,000,000 shares of common stock with a par value of $0.001 per share; and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

For all the terms and provisions of the Agreement, reference is hereby made to such agreement annexed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007. All statements made herein concerning the foregoing agreement are qualified by references to said exhibit.

History of Universal

Universal Bioenergy North America, Inc. was formed as a Nevada Corporation on January 23 2007.

Universal owns a Biodiesel fuel refinery located at Nettleton, Mississippi, acquired from Biodiesel of Mississippi, Inc. thru Bankruptcy sale. It is the first Biodiesel plant which selling Biodiesel to public in the state of Mississippi. The Plant is located in the northeastern part of the state, on a 4.3 acre of land that at one time was the home of the old Bunge Grain Elevator facility. During the grain elevator operation time, there was an railway Spur constructed to facilitate the movement of huge quantities of various grains.

In 2002, Biodiesel of Mississippi, Inc. ("BMI") acquired the land from city of Nettleton and started building a Biodiesel refinery. The original idea was to construct an economically designed, but highly efficient refinery like a rig in the middle of sea. The plant started producing the Biodiesel during 2004. BMI management ran into a major dispute with their customer/investor(s) or a major operational issue and they filed for bankruptcy protection under Chapter-11 in early 2006. The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21st December 2006 (the "Order"), authorized BMI to convey certain property to Universal.

Universal entered into a bill of sale with BMI on January 26th, 2007 (the "Bill of Sale") to acquire certain of the assets from BMI, including the fixtures on the land, the refinery and certain equipment, tools and other assets all as listed in the Bill of Sale (collectively, the "Assets"). For all the terms and provisions of the Bill of Sale.

The plant and assets were not in operation during the bankruptcy period. As a result, the facility needed major repair, cleanup, painting and maintenance to get it ready to be brought back into operation. The plant had original capacity to produce about 20,000 gallons of Biodiesel per day. However, the plant was never operated consistently at its full production capacity during the period due to lack of sufficient funds and/or washing and storage capacity. The company had two 50,000 capacity reactors, two 12,000 gallon capacity washing tanks and two 50,000 gallon capacity storage tanks.

Universal management commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were competed by October 2007.

Further, since acquisition of the assets from Bankruptcy, the management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBNA has four 50,000 Gallon each jacketed Reactors, four washing tanks and quite a few storage tanks.

Management believes its production capacity to reach 10 Million Gallons Per Year (MGPY) with installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY as soon as it can install already acquired additional equipment, excess storage capacity and adding more heating source at an estimated cost of One Million Dollars.

BACKGROUND

Biodiesel is a domestically produced, renewable fuel that can be manufactured from vegetable oils, animal fats, or recycled restaurant greases. Biodiesel is safe, biodegradable, and reduces serious air pollutants such as particulates, carbon monoxide, hydrocarbons, and air toxics. Blends of 20% Biodiesel with 80% petroleum diesel (B20) can generally be used in unmodified diesel engines. The U.S. has also developed a low sulfur diesel standard. This has encouraged the blending of diesel and Biodiesel, with Biodiesel having the benefits of being non-toxic, biodegradable and sulfur-free. In addition, Biodiesel provides similar fuel economy and better engine lubrication than petroleum diesel-thus prolonging the life of the diesel engine. Biodiesel can be blended in any concentration, from 0 to 100% (B100), and used without diesel engine modification. However, current industry capacity is also unable to meet the growing demand.

According to the US Department of Energy, the use of Biodiesel has grown dramatically during the last few years. The Energy Policy Act was amended by the Energy Conservation Reauthorization Act of 1998 to include Biodiesel fuel use as a way for federal, state, and public utility fleets to meet requirements for using alternative fuels.

Pure Biodiesel (B100) is considered an alternative fuel under EPAct. Lower-level Biodiesel blends are not considered alternative fuels, but covered fleets can earn one EPAct credit for every 450 gallons of B100 purchased for use in blends of 20% or higher.

That amendment started the sharp increase in the number of Biodiesel users, which now include the U.S. Postal Service and the U.S. Departments of Defense, Energy, and Agriculture. Countless school districts, transit authorities, national parks, public utility companies, and garbage and recycling companies also use the fuel.

Currently, there is a Biodiesel tax incentive that is a federal tax credit. The credit equates to a one penny per percent of Biodiesel in a fuel blend made from agricultural products like vegetable oils, and one-half penny per percent for recycled oils. This incentive is taken by petroleum distributors and passed on to consumers. The USDA developed a study that estimated this incentive will increase the demand for Biodiesel to at least 124 million gallons per year exceeding 800 million gallons by 2010, and depending on other factors, including crude oil prices, the industry projects that demand could be much higher.

Any diesel car can run on Biodiesel, with no conversion necessary. This year just 4 percent of U.S. passenger cars run on diesel, but analysts expect that number to rise fast, in lockstep with rising oil prices. J.D. Power Automotive Forecasting predicts that diesel's share of the market will increase to more than 10 percent by the middle of the next decade - fueled in large part by the surge in Biodiesel production and popularity.

Total production shot up from 25 million gallons in 2004 to 250 million last year. Nearly 100 new plants are now under construction

Feedstock costs account for a large percentage of the direct Biodiesel production costs, including capital cost and return. It takes about 7.6 pounds of soybean oil, which costs about 45 cents per pound, to produce a gallon of Biodiesel. Feedstock costs alone, therefore, are at least $3.40 per gallon of soy Biodiesel. Fats and greases cost less and produce less expensive Biodiesel, as low as $2.00 per gallon. The quality of the fuel is equivalent to soy Biodiesel fuel.

REFINERY PLANT

Universal owns a Biodiesel fuel refinery located in northeastern Mississippi. It is the first Biodiesel plant selling Biodiesel to public in the state of Mississippi. The plant is located on a 4.3 acre of land, provides ample space to grow.

EQUIPMENT

The plant had original capacity to produce about 20,000 gallons of Biodiesel. However, the plant was never operated consistently at its full production capacity during the period due to lack of sufficient funds and/or washing and storage capacity. The company had two 30,000 capacity reactors, two 12,000 gallon capacity washing tanks and two 50,000 gallon capacity storage tanks.

UBNA management commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were completed in October, 2007.

Furthermore, since acquisition of the assets from Bankruptcy, the management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBNA has four 50,000 gallons each jacketed reactors, with the total capacity to process 120,000 gallons of Biodiesel per batch, four wash tanks with total capacity to clean and wash 90,000 gallons of Biodiesel per batch, and quite a few storage tanks.

Management believes its production capacity to reach 10 Million Gallons Per Year MGPY) with installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY as soon as it can install already acquired additional equipment and adding more heating source and storage tanks for an estimated cost of One Million Dollars.

PROCESS

Management believes Universal’s highly economical and efficient Ultra Vibration Fusion System is a unique processing system. Management estimates that the Ultra Vibration Fusion System will reduce the process time considerably and will be able to produce ASTM Grade Biodiesel Fuel at considerable cost saving.

Universal’s simple process can be described as follows:

·	Feed stock is pre heated at required temperature in double wall jacketed reactors
·	Methoxide pre mixture is added to the pre heated feed stock formulated to meet various feed stocks chemical reaction requirement
·	Inline boiler keeps the feed stock at required temperature through out the reaction process
·
Reaction process continues for about 3 hours as four giant 50 horsepower pumps involving forced air mix the product at extremely high pressure creating ultra-vibration and fusion reaction. Universal’s unique reaction saves considerable processing time and heating while creating a better burning fuel.

·	The product moves to separation tanks where Biodiesel and Glycerin are separated
·	Glycerin is moved to storage tank
·
Biodiesel is moved to Universal’s Ultra Vibration Fusion wash system. This is a unique system because it employs intense vibration powered by air. The air is injected in to the fuel by a 4” pipe which is turned down at the bottom of a tank deflected upward which pushes oxygen and water through thousands of tiny holes, placed at specific distance. The oxygen attaches to the water and these tiny bubbles explode on the surface attaching the methanol to the water and falling back to the bottom when the system is turned off. This system scrubs the fuel, removing the excess methanol soap and other impurities, leaving a very clear, light in color, meeting ASTM Specification Biodiesel Fuel

·	Specially designed pumps and wash tank completely takes out all the impurities and Methanol from the Biodiesel during four hours process. Biodiesel is moved to Biodiesel storage tanks

The whole process is expected to be completed in 10 to 12 hours.

LOGISTICS

The plant is located in northeastern Mississippi, about 100 miles south east of Memphis, TN. Memphis is considered as America’s Distribution Center.

The location of the Memphis region has given rise to an important complex of transportation and logistics resources including water, air, road and rail transportation and telecommunications. Referring to itself as "North America's Distribution Center," Memphis is home to the largest cargo airport (Memphis International Airport) in the world, four north-south runways, a Northwest Airlines hub, and the FedEx headquarters/global operations center. In addition to the resources found in the Memphis metropolitan region, the regional cities of Olive Branch (6,000 ft. runway), Millington (8,000 ft. runway), West Memphis (6,000 ft. runway) and Blytheville (11,602 ft. runway) have important general aviation airports. The former Eaker Air Force Base in Blytheville has become a major economic development center in the northern part of the region. The second largest inland port in the country and a series of water ports (including Helena, W. Memphis, N. Memphis and Blytheville Ports) are found along the Mississippi River. The I-40 and I-55 interstates, extending east-west and north-south respectively, position the region at a key crossroads in the interstate highway system. As a result, the Memphis region is also an important trucking hub. With five Class-I railroads (BNSF, UP, CN/IC, CSX, and NS), the region is also an important rail hub. The region's extensive logistic functions also support the Super Terminal and growth of the area's global communications infrastructure. As a result, Memphis is poised to emerge as an important information processing and communications hub.

In addition, Toyota is building a plant near New Albany, MS, about 40 miles North West of the Plant. Universal’s refinery is located therefore in the middle of one of the highest truck traffic area and furniture industry centers in the United States and near the largest automotive arts manufacturing facility of MS. Thus it is located in the middle of one of the largest potential diesel consumption market in the United States.

There is a railway line in close proximity to the facility, and the old railway spur could be reconstructed for an estimated cost of $250k. The railway is a cost-effective and efficient way to move Biodiesel by tank car from a gathering location or single origin to a single destination.

The Tombigbee Waterway is also located just six miles away from the facility, which can barge about 500,000 gallons of material at a time.

Management believes that the rail and Waterway transport potential provides excellent logistic benefit to the facility.

PRODUCTS

Universal owns a Biodiesel fuel processing refinery. Palomine’s mission is to manufacture Biodiesel and bring it to market cost effectively.

Universal also intends to sell the byproducts from its bio-fuel manufacturing. Although this is not a significant revenue source, it effectively reduces expenses by avoiding disposal costs. For example Glycerin is a byproduct of Biodiesel manufacturing, and is used in cosmetic industry products, such as soap. The current price of pharmaceutical glycerin is high; however, that is likely to change in the next few years due to increased Biodiesel production (and thus an increase of available glycerin). An alternative is for Universal to purchase a glycerin-to-methanol converter. Since methanol is one of the ingredients needed to manufacture Biodiesel, producing its own may allow Universal to avoid the expense of purchasing (and transporting) methanol from outside sources-and the cost of the converter would be offset by the cost savings. Although the technology is only one step beyond experimental, it does present a promising alternative.

DISTRIBUTION

Universal is planning to sell Biodiesel products to the refineries prior customers, truck stops, local distributors and export to European market. Universal is exploring a possibility to distribute their complete production thru a well known and nationally reputed distributor of Biodiesel and other Biofuel products.

Universal is negotiating contracts with various vendors to meet their raw material requirements. Universal is also exploring the possibility of importing oil from Africa and Asia. Universal is also negotiating a long term contract for premium grade of white grease suitable to produce Biodiesel, with a well known rendering house. This contract, if signed, can save upto 20% in raw material cost.

In order to achieve its strategic goals, Universal intends to develop a network of qualified representatives and staff that are knowledgeable in the bio-fuels industry to coordinate with both suppliers and distributors to market and sell Universal’s products. In addition, the Company intends to expand its current management to retain skilled directors, officers and employees with experience relevant to its business focus. Obtaining the assistance of individuals with an in-depth knowledge of markets will allow us to build market share more effectively.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006

We did not receive any revenues during the three month period ended October 31, 2007. We do not anticipate generating revenues unless we enter into commercial production on the Gab claim, which is doubtful.

For the three month period ended October 31, 2007, compared to the three month period ended October 31, 2006, the Company had a net loss of $53,015 and $2,796, respectively; an increase of approximately 1897%.

Mining exploration costs were $0 during the three month period ended October 31, 2007 and the three month period ended October 31, 2006. The Company did not perform any exploration or mining operation on its Gab claim property during either period, thus no costs were incurred in either period.

General office expenses increased 195% to $1,246 during the three month period ended October 31, 2007, as compared to $640 for the comparable period in 2006. Similarly, professional fees increased over 2,401 % to $51,769 during the three month period ended October 31, 2007, as compared to $2,156 for the comparable period in 2006. The increase in was due primarily to the increased legal fees.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2007 AND 2006

We incurred operating expenses in the amount of $91,325 for the nine-month period ended October 31, 2007, compared to operating expenses of $11,179 for the same period in 2006. This increase is due primarily to an increase in legal fees.

Our net loss for the nine-month period ended October 31, 2007 increased from the comparative period in fiscal 2007 (2007: $91,325; 2006: $11,179). The increase in net loss was due primarily to an increase in professional fees to $88,765 in the first nine months of fiscal 2007 to $9,057 compared to the same period of fiscal 2006.

At October 31, 2007, we had total assets of $2,900, consisting of $ 500 in prepaid expenses and $2,400 in Deposits. At the same date, our liabilities consisted of accounts payable of $17,819, and outstanding loans of $88,046 with total liabilities of $105,865. Comparatively, at October 31, 2006, we had total assets of $ 3,387, consisting of cash of $3,287 and prepaid expenses of $100. At October 31, 2006, our liabilities consisted of accounts payable and accrued liabilities of $4,842 and loan payables of $10,000, with total liabilities of $14,842.

We did not receive any revenues during the nine-month period ended October 31, 2007. We do not anticipate generating revenues unless we enter into commercial production on the Gab claim, which is doubtful. We have not attained profitable operations to date, and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors have expressed substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2007, the Company had $2,900 in total assets, a working capital deficit of $102,965 and had $80,866 of net cash used by operations during the nine month period ended October 31, 2007.

As of October 31, 2007, the funds received from shareholder loans were spent mainly on payment of professional fees.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and chief financial and accounting officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based upon his evaluation of these controls and procedures as of October 31, 2007) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company's internal controls or other factors that could materially affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any deficiencies or material weaknesses.

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

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended October 31, 2007, that could materially affect the Company's ability to comply with the Exchange Act. The Certifying Officer is aware of no instances during the quarter ended October 31, 2007, whereby the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of President, Principal Executive Officer and Principal Financial Officer

32.1	Certification of President, Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.
(Registrant)

Dated: December 21, 2007	By	/s/ James Earnest
James Earnest, President

Dated: December 21, 2007	By	/s/ James Earnest
James Earnest, Chief Financial Officer