Form 10KSB
period 2007-12-31
Universal Bioenergy, Inc.
filed 2008-04-24
CIK 1320729

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 333-123465

UNIVERSAL BIOENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1770378 (I.R.S. Employer Identification No.)

128 Biodiesel Drive
Nettleton, MS 38858

(Address, including zip code, of principal executive offices)

662-963-3333
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $ 0 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold as of December 31, 2007.

As of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates is:
$112,797,600 (22,514,491 shares at $5.01 per share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 15, 2008
Common Stock, par value $0.001 per share	22,514,491

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

UNIVERSAL BIOENERGY, INC.
TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1

ITEM 2.	DESCRIPTION OF PROPERTY	5

ITEM 3.	LEGAL PROCEEDINGS	5

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.		5

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	6

ITEM 7.	FINANCIAL STATEMENTS	11

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE		11

ITEM 8A.	CONTROLS AND PROCEDURES	11

ITEM 8B.	OTHER INFORMATION	13

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF
THE EXCHANGE ACT		13

ITEM 10.	EXECUTIVE COMPENSATION	15

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS		16

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE		17

PART IV
ITEM 13.	EXHIBITS	17

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18

SIGNATURES		19

 Introductory Note

Caution Concerning Forward-Looking Statements

This Report and our other communications and statements may contain “forward-looking statements,” including statements about our beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue;
•	our anticipated cash needs and our estimates regarding our capital requirements and our needs for additional financing;
•	plans for future products, for enhancements of existing products and for development of new technologies;
•	our anticipated growth strategies;
•	existing and new customer relationships;
•	our technology strengths;
•	our intellectual property, third-party intellectual property and claims related to infringement thereof;
•	anticipated trends and challenges in our business and the markets in which we operate;
•	and sources of new revenue.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Annual Report. We do not undertake to update any forward-looking statement, except as required by law.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

Palomine Mining, Inc. ("Palomine") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("Universal"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Recapitalization Agreement (the "Agreement"), dated October 24, 2007, among Palomine, Universal and Mortensen Financial Limited, a shareholder of Palomine ("Mortensen").

As a result of the closing, Universal has become a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of Universal, Palomine issued to the shareholders of Universal 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomine contributed 1,800,000 shares of common stock of Palomine to the amount of shares being delivered to Universal shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company has been changed to Universal Bioenergy, Inc., (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,500,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of Palomine issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and (ii) the authorized shares of Palomine were increased to 200,000,000 shares of common stock with a par value of $0.001 per share; and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

For all the terms and provisions of the Agreement, reference is hereby made to such agreement annexed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007. All statements made herein concerning the foregoing agreement are qualified by references to said exhibit.

History of Universal Bioenergy North America, Inc.

Universal Bioenergy North America, Inc. was formed as a Nevada Corporation on January 23, 2007.

Universal Bioenergy owns a biodiesel fuel refinery located at Nettleton, Mississippi, acquired from Biodiesel of Mississippi, Inc. through Bankruptcy sale. It was the first biodiesel manufacturing refinery to sell biodiesel to the public in the state of Mississippi. The Plant is located in the northeastern part of the state on 4.3 acres of land that at one time was the home of the old Bunge Grain Elevator facility. During the grain elevator operation time, there was a railway spur constructed to facilitate the movement of huge quantities of various grains.

In 2002, Biodiesel of Mississippi, Inc. ("BMI") acquired the land from the city of Nettleton and started building a biodiesel refinery. The original idea was to construct an economically designed, but highly efficient refinery like a rig in the middle of the sea. The plant started producing the biodiesel during 2004. BMI management ran into a major dispute with their customer/investor(s) and a major operational issue and they filed for bankruptcy protection under Chapter-11 in early 2006. The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims and Encumbrances Outside The Ordinary Course Of Business dated 21st December 2006 (the "Order"), authorized BMI to convey certain property to Universal.

Universal entered into a bill of sale with BMI on January 26th, 2007 (the "Bill of Sale") to acquire certain of the assets from BMI, including the fixtures on the land, the refinery and certain equipment, tools and other assets as listed in the Bill of Sale (collectively, the "Assets"). For all the terms and provisions of the Bill of Sale it is attached in its entirety as Exhibit 2.2 to Universal’s Current Report on Form 8-K as filed on December 14, 2007.

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

Management believes its production capacity could reach 10 Million Gallons Per Year (MGPY) with the installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY as soon as it can install already acquired additional equipment, excess storage capacity, and additional heating source.

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

Pure biodiesel (B100) is considered an alternative fuel under the EPAct. Lower-level biodiesel blends are not considered alternative fuels, but covered fleets can earn one EPAct credit for every 450 gallons of B100 purchased for use in blends of 20% or higher.

That amendment started the sharp increase in the number of biodiesel users, which now include the U.S. Postal Service and the U.S. Departments of Defense, Energy, and Agriculture. Countless school districts, transit authorities, national parks, public utility companies, and garbage and recycling companies also use the fuel.

Currently, there is a biodiesel tax incentive that is a federal tax credit. The credit equates to one penny for every 1 percent of biodiesel in a fuel blend made from agricultural products like vegetable oils, and one-half penny per percent for recycled oils. This incentive is taken by petroleum distributors and passed on to consumers. The USDA developed a study that estimated this incentive will increase the demand for biodiesel to at least 124 million gallons per year exceeding 800 million gallons by 2010, and depending on other factors, including crude oil prices, the industry projects that demand could be much higher.

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

REFINERY PLANT

Universal owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acre of land and provides ample space to expand.

EQUIPMENT

The plant had original capacity to produce about 20,000 gallons of biodiesel. However, the plant was never operated consistently at its full production capacity during the period due to lack of sufficient funds and/or washing and storage capacity. The company had two 30,000 capacity reactors, two 12,000 gallon capacity washing tanks and two 50,000 gallon capacity storage tanks.

The Company’s management commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were completed in October, 2007.

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

Management believes its production capacity to reach 10 Million Gallons Per Year (MGPY) with installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY as soon as it can install already acquired additional equipment, additional heating source, and storage tanks.

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

·	Specially designed pumps and wash tank completely take out all the impurities and Methanol from the biodiesel during four hour process. Biodiesel is moved to biodiesel storage tanks

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

PRODUCTS

Universal owns a biodiesel fuel processing refinery. Universal’s mission is to manufacture biodiesel and bring it to market cost effectively.

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

Universal is negotiating contracts with various vendors to meet their raw material requirements. Universal is also exploring the possibility of importing oil from Africa and Asia. Universal is also negotiating a long term contract for premium grade of white grease suitable to produce biodiesel, with a well known rendering house. This contract, if signed, can save up to 20% in raw material cost.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The principal office of the Company is located at 128 Biodiesel Drive, Nettleton, MS 38858. Our telephone number at that office is 662-963-3333.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock had been trading on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol [POMM.OB]. On November 14, 2007, the Company effectuated a forward stock split, wherein shares of common stock held by each stockholder of record were automatically increased at the rate of one for five (1 for 5) without any further action on the part of the stockholders and a change of name to Universal Bioenergy, Inc. and is now traded on OTC Pink Sheets under the symbol [UBRG.PK].

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

The Company has no equity compensation plans.

Dividend Policy

The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company’s earnings, capital requirements and financial condition. Since its inception, the Company has not paid any dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations or make acquisitions.

Recent Sales of Unregistered Securities

Shareholder Name	Number of Shares Owned
WWF International, Ltd (1)	1,000,000
Forester Capital, Inc (1)	1,000,000
Lyon Global Investments, LLC (1)	1,000,000
Morrison Holdings, LLC (1)	1,000,000
Lakewood Management, Inc. (1)	1,000,000
Kaifeng, Ltd. (1)	1,000,000
Lemma II, LLC (1)	1,000,000
L&S Capital Management, LLC (1)	1,000,000
Centaur Partners, Inc (1)	1,000,000
Sunrise Financial, LLC (1)	1,000,000

(1) These shareholders received their shares as a result of the consummation by the Company of its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation ("Universal"). As a result of the closing, Universal has become a wholly owned subsidiary of the Company. In exchange for all of the issued and outstanding shares of Universal, the Company issued to the shareholders of Universal 2,000,000 shares of common stock of the company (pre-forward split of 1 for 5 shares). Mortensen Financial Ltd., a shareholder of the Company contributed 1,800,000 shares of common stock of the Company to the amount of shares being delivered to Universal shareholders by the Company. The shareholders are all of the former shareholders of Universal. The shares were issued with the standard restrictive legend with respect to transferability. All such transactions were private offerings made without advertising or public solicitation. The transaction was exempt from the registration requirement of the Securities Act of 1933, as amended, by Section 4(2). See Form 8-K of the Company as filed on December 14, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Current shareholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this report, depending on a variety of important factors, among which are our ability to implement our business strategy, our ability to compete with major established companies, the acceptance of our products in our target markets, the outcome of litigation, our ability to attract and retain qualified personnel, our ability to obtain financing, our ability to continue as a going concern, and other risks described from time to time in our filings with the Securities and Exchange Commission. Forward-looking statements contained in this report speak only as of the date of this report. Future events and actual results could differ materially from the forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what management expects. We will not update forward-looking statements even though its situation may change in the future.

Overview

Universal Bioenergy, Inc. is a start-up Nevada corporation formed on January 23, 2007, for the purpose of operating a maximum capacity 50,000,000 gallons per year (MGPY) biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. We do not expect to generate any revenue until the plant is completely operational. Our board of directors reserves the right to change the location of the plant site, in their sole discretion, for any reason. We anticipate the final plant site will have access to water, truck, and rail transportation.

Based upon estimates of management, the plant will annually produce approximately 10 million, 20 million, and 50 million gallons of fuel grade biodiesel from soybean oil (or other suitable feedstock) per the first 12, 24, and 36 month periods respectively after the start of production and produce corresponding amounts (10% by biodiesel production volume) of marketable glycerin. We are still in the development phase, and until the proposed biodiesel plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the bio-diesel plant is operational.

Over the past year and three months, the plant has undergone site improvement and development. General clean up and improvements of the site have taken place utilizing the debt financing previously obtained through LaCroix International and Mortensen Financial Limited.

Plan of Operations for Initial Start-Up of Biodiesel Plant

Environmental permits were obtained from the State of Mississippi in April 2008 to allow the company to begin the scale-up phase of production to reach the nominal first stage 10 MGPY subject to confirmation of effluent emissions. Pending confirmation of these effluent emissions and issuance of the final permits by the State of Mississippi, the plant will work to increase production to meet the first stage goal over the subsequent twelve month period. During this early stage, Universal is planning to sell biodiesel products to the refinery's prior customer base, truck stops, and local distributors. As production is scaled up to the 20 MGPY level and above in subsequent months after the first stage goal is reached, export to the European market is expected with the higher production volume. Universal is exploring the possibility to distribute their complete production volume through a well known and nationally respected distributor of biodiesel and other biofuel products.

Management believes that present cash reserves incurred through debt financing will be sufficient for expenses for needed feedstock and reaction materials to begin production. Sustaining production at the 10 MGPY level and expansion of the plant to increase production capacity to the second stage goal of 20 MGPY using already acquired equipment and subsequent purchases and installation will require the successful raising of further capital through the initial offering and additional debt if necessary.

Management believes in the next twelve months approximately $ 4,000,000 of working capital will be needed for operating expenses, and management further believes the company's cash reserves will be insufficient to cover such costs. The company is working with vendors to establish credit for feedstock materials and further plans to raise needed capital through the continued issuance of outstanding shares from the initial offering, revenue from sales of products, and if necessary through additional debt until sufficient production volume can be reached to cover operating costs and debt service. The raising of such capital through stock issuance or debt is uncertain at best due to the present volatility in the marketplace.

Liquidity and Capital Resources

As of December 31, 2007, we have total assets of $2,260,325 consisting primarily of equipment and property and current liabilities of $709,231 consisting primarily of short term debt financing. Long term liabilities exist amounting to $1,781,750. Since our inception through December 31, 2007, we have an accumulated deficit of $628,292. Since our inception, we have generated no revenue from operations. For the period from inception to December 31, 2007, we had a net loss of $628,292, primarily due to equipment acquisition, facility improvements, and business start-up costs.

The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. Company management intends to raise additional cash to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained. The Company expects that it will require $ 4,000,000 in order to fund its business for the next 12 months. We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful lives. The Company uses useful lives for assets ranging from five years (computer equipment and office furniture) to fifteen years (plant equipment).

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2007, the Company has a net operating loss carry forward of $626,592 available to offset future taxable income through 2027. The increase in the valuation allowance for the period from January 23, 2007 (Inception) to December 31, 2007 was $225,448.

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-KSB, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Related to Our Finances

If We Fail To Raise Additional Financing We May Not Be Able To Fund Our Operations And Implement Our Business Plan. We require additional capital to support even minimal ongoing operations. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company has no current arrangements with respect to sources of additional financing and there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. The Report of Independent Registered Public Accounting Firm included in this Annual Report stating that the financial statements have been prepared on the assumption that the Company will continue as a going concern and that financing uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

The Company Has No Revenues Which Make It Difficult To Forecast Our Future Results. As a result of having no sales or revenues, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

As we have had no operating history as a producer of biodiesel, investors have no basis to evaluate our ability to operate profitably. The Company has a limited operating history as the company was formed in August 13, 2004. The Company has not earned any revenues in our contemplated biodiesel business. Accordingly, it may be difficult for investors to evaluate its business prospects.

The Company’s business is dependent upon the implementation of our business plan, including our ability to make agreements with suppliers, customers and with respect to future investments. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to the Company’s potential inability to:

•	effectively manage our contemplated business operations;
•	recruit and retain key personnel;
•	successfully create and maintain relationships with vegetable oil producers and develop reliable feedstock supplies; and
•	develop new products that complement our contemplated business.

If we cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer.

The loss of our Chief Executive Officer and/or President could limit our ability to execute our growth strategy, resulting in a slower rate of growth. The Company is largely dependent upon its officers, Dr. Richard Craven and James E. Earnest, for management and direction. The Company does not maintain “key person” life insurance for Mr. Craven or Mr. Earnest. The loss of either Dr. Craven or Mr. Earnest could adversely affect the Company’s contemplated operations and results.

Our ability to successfully execute out business depends on certain conditions, the satisfaction of which, are not under our control. There is no certainty that we will be able to achieve satisfaction of any or these conditions. The Company’s ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company’s ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

•	reaching definitive agreements for reliable feedstock supplies for biodiesel;
•	entering into satisfactory agreements for the sale of biodiesel;
•	entering into satisfactory agreements for the expansion of the existing manufacturing facility;

Since the Company has yet to begin full operation as a business, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions.

Petroleum diesel, vegetable oils, waste oils and animal fats and other commodity prices are volatile, and changes in prices of such commodities could have in the future a material adverse impact on our business. The results of operations, financial position and business outlook of the Company’s planned business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies. Accordingly, any results of our contemplated business could fluctuate substantially.

Anticipated results may be substantially dependent on commodity prices, especially prices for vegetable oils, waste oils, animal fats and also petroleum diesel.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses.

The Company’s contemplated business is likely to be highly sensitive to feedstock prices, and generally we will be unable to pass on increases in feedstock prices to our customers. The principal raw material we expect to use to produce biodiesel is feedstock. As a result, changes in the price of feedstock can significantly affect our contemplated business. In general, rising feedstock prices produce lower profit margins. Because biodiesel competes with fossil-based fuels, the Company is not likely to be able to pass along increased feedstock costs to customers. At certain levels, feedstock prices may make biodiesel uneconomical to use in fuel markets.

Weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors all influence the price of feedstock. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of plant oils and other feedstock are difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as adverse weather or crop disease, could increase feedstock prices and potentially harm our business.

Fluctuations in the selling price and production cost of diesel may reduce the Company’s anticipated profit margins, if profits are achieved. Historically, the price of a gallon of petroleum diesel has been lower than the cost to produce a gallon of biodiesel. Biodiesel prices are influenced by the supply and demand for diesel, and our anticipated results of operations and financial position may be materially adversely affected if gasoline demand or price decreases.

The Company’s anticipated business will be subject to seasonal fluctuations. The Company anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating input, feedstock, and the price of our primary product, biodiesel. Biodiesel prices are substantially correlated with the price of petroleum diesel, especially in connection with our indexed, gas-plus sales contracts. The price of petroleum diesel tends to rise during each summer and winter. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our results over time.

Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and the Company’s contemplated operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside the Company’s control for our contemplated operations, and the renewable fuel industry generally, to grow. Areas requiring expansion include, but are not limited to:

▪	additional storage facilities for biodiesel;
▪	expansion of refining and blending facilities to handle biodiesel; and
▪	growth in service stations equipped to handle biodiesel fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for the Company’s contemplated products, impede delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. The Company’s contemplated business will be dependent on the continuing availability of infrastructure, and any infrastructure disruptions could have a material adverse effect on our business.

We may not be able to compete effectively in the U.S. and foreign and biodiesel industries. In the U.S., the Company’s contemplated business would compete with other biodiesel producers and refineries. A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company plans to have. Smaller competitors also pose a threat. These smaller competitors operate smaller facilities which do not affect the local price of soybeans grown in the proximity to the facility as much as larger facilities. In addition, institutional investors and high net worth individuals could heavily invest in biodiesel production facilities and oversupply the demand for biodiesel, resulting in lower biodiesel price levels that might adversely affect the results of the Company’s contemplated operations and financial position.

Any increase in domestic competition could result in reduced biodiesel prices. As a result, we could be forced to take other steps to compete effectively, which could adversely affect the results of our contemplated operations and financial position.

The U.S. renewable fuel industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect the results of the Company’s contemplated operations and financial position.

The cost of producing biodiesel is made significantly more competitive with petroleum diesel by federal tax incentives. The elimination or significant reduction in such federal tax incentives or other programs benefiting biodiesel may have a material adverse effect on the results of the Company’s contemplated operations and financial position.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities. As we pursue our business plan, we will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our suppliers and our contemplated distribution facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can have a material adverse effect on our business.

We may not be able to secure the required zoning and permits to enlarge are biodiesel refinery. There is no guarantee that we will be able to obtain the required zoning and permits to increase the size of our biodiesel refinery. This could limit our ability to increase our biodiesel production which could damage the Company’s ability to generate revenues.

Risk Factors Related to Our Stock

The Company's Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Our Shareholders' Ability To Sell Shares Of Our Common Stock. Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of our common stock.

The Company’s common stock may be subject to “penny stock” rules which may be detrimental to investors: The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

 ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i) On December 20, 2007, Murrell, Hall, McIntosh & Co., PLLP (“Murrell”) was dismissed as independent auditor for the Company. On December 20, 2007, the Company engaged Webb & Company, PA (“Webb”) as its principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company.

(ii) Management of the Company has not had any disagreements with Murrell related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the most recent fiscal year and any subsequent interim period through Murrell’s termination on December 20, 2007, there has been no disagreement between the Company and Murrell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Murrell would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(iii) The Company’s Board of Directors participated in and approved the decision to change independent accountants.

(iv) In connection with its review of financial statements through July 31, 2007, there have been no disagreements with Murrell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Murrell would have caused them to make reference thereto in their report on the financial statements.

(v) During the most recent audit period and the interim period subsequent to December 20, 2007 there have been no reportable events with the Company as set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

(vi) The Company requested that Murrell furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an Exhibit to the Form 8-K/A filed with the Securities and Exchange Commission on February 27, 2008.

ITEM 8A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the specified criteria. Management has identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes 3) need for stronger internal control environment and 4) revenue recognition and sales cut-off. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller earlier in 2007. Management took action to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of December 31, 2007 stemmed in large part from several significant changes within the Company.  The organization structure was changing as we hired additional management, and were restructuring the company obtaining new financing, adopting new accounting procedures and discontinuing operations.  This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company.  Although we believe the time to adapt in the fourth quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-KSB were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B.  OTHER INFORMATION

On February 26, 2008, Universal Bioenergy and Dr. Richard Craven entered into an employment agreement whereby Dr. Craven was appointed as Chief Executive Officer and a member of the Board of Directors of Universal. The term of the agreement is for one year. Pursuant to the employment agreement, Dr. Craven will receive a base salary of $60,000 per year and a signing bonus in common stock of Universal with a value of $100,000 (determined on the February 26, 2008) to vest on February 27, 2009. Dr. Craven is also entitled to a performance bonus which is equal to Five Percent (5%) of every One Million Dollars of profit (before taxes) of Universal (One Percent (1% to be paid in cash; and Four Percent (4%) to be paid in restricted common stock of Universal). Please see Form 8-K as filed by the Company on February 28, 2008.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.  Please see Form 8-K as filed by the Company on March 7, 2008.

On December 20, 2007, Murrell, Hall, McIntosh & Co., PLLP (“Murrell”) was dismissed as independent auditor for the Company. On December 20, 2007, the Company engaged Webb & Company, PA (“Webb”) as its principal independent accountant. This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company. Please see Form 8-K/A as filed by the Company on January 28, 2008.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth information about the Company’s officers and directors:

Name	Age	Principal Position
Richard D. Craven	44	Chief Executive Officer and Director
James E. Earnest	51	President and Director
Traci Plaxico	37	Secretary

Dr. Richard D. Craven

Dr. Richard D. Craven was appointed as our Chief Executive Officer and a member of the board of directors of the Company on February 26, 2008. Dr. Craven has more than fourteen years of business management experience and more than nine years’ experience in marketing. In addition, he has taught at the university level for nearly two decades. He has spent much of his career involved in the development of environmentally-friendly fuels, alternative energy, and biotechnology. Prior to joining the Company, Dr. Craven was employed as a Managing Director of ANTEK ENERGY, LLC, an alternative energy production, management and consulting concern from January 2007 to February 2008. During the period May 2005 to February 2008, Dr. Craven worked as a Senior Advisor for Chemical Research for ANTEK RESEARCH INCORPORATED, a renewable energy research firm. Dr. Craven’ s related research projects were aimed at optimizing and improving biodiesel reactions and production, from component miscibility to use of reaction by-products to catalytic reactions for waste-to-fuel conversion and waste conversion to other useful products. All his work at ANTEK centers on the development of sustainable energy source utilization systems and other environmentally conscious projects.

During the period of December 2004 to February 2008, Dr. Craven founded KIRACO FINANCIAL SERVICES, a business financial services and commercial mortgages firm.

In addition, Dr. Craven has been a member of the teaching faculty at the following universities and colleges: UNIVERSITY OF PHOENIX ONLINE, Phoenix, AZ (11/03 to present); ARGOSY UNIVERSITY, Chicago, IL (10/07 to present); ART INSTITUTE OF PITTSBURGH, Pittsburgh, PA (1/03 to present); AXIA COLLEGE OF WESTERN INTERNATIONAL UNIVERSITY/University of Phoenix, Phoenix, AZ (1/05 to 12/06); MISSISSIPPI GULF COAST COMMUNITY COLLEGE - JD Campus, Gulfport, MS (8/02 to 8/03) and SPRING HILL COLLEGE, Mobile, AL (8/99 to 5/02).

James E. Earnest

Mr. Earnest has served as the Company’s President and as a member of the board of directors of the Company since October 24, 2007. Mr. Earnest is a trained engineer with more than 25 years’ experience successfully managing companies in industries as diverse as agricultural equipment, wood production and heavy equipment manufacturing. Mr. Earnest was recently responsible for designing, planning and setting up a 10 MGPY capacity biodiesel facility. His skill set includes engineering, project management and manufacturing. He is an entrepreneur and nonstop innovator. Previously, he was owner and manufacturing manager of a furniture component company. In addition he was a plant manager of a woodworking facility. During this stage, Mr. Earnest gained experience at all levels of production and distribution. He has also been a design, test, and project engineer for an agricultural equipment company. These experiences helped him develop the ability to work with vendors to design new components and systems, to reduce their costs through manufacturing innovations. He received his BS in Agricultural Engineering from Mississippi State University. Mr. Earnest was awarded the Young Engineer Award by the National Society of Agricultural Engineers in 1986 for the Mississippi Chapter.

For the recent years, Mr. Earnest has been involved with the following companies: August 2006 to May 2007 Mr. Earnest was Project Manager for Tri-State Petroleum and from 1994 to 2005 Co-Owner and Vice-President of Wood Technologies, Inc.

Traci Plaxico

Mrs. Plaxico has served as the Company’s Secretary since October 24, 2007. Mrs. Plaxico has spent her career mastering the economics of the alternative energy industry and building the financial models necessary for companies in this field to achieve success. She brings to Universal Bioenergy more than ten years of executive level management, corporate finance and strategic planning, including deep experience in the alternative fuel industry, with particular focus on biodiesel. Mrs. Plaxico’s expertise includes logistics as well as compliance with ever-changing government regulations - two critical roles for running a successful biodiesel manufacturing facility. In addition, she brings experience in inventory management, procurement, material flow and recordkeeping. She also has a background in accounting and finance. Mrs. Plaxico grew up in a farming environment, studying horticulture. She has attended Itawamba Community College.

For the recent years, Mrs. Plaxico was involved with the following companies: September 1999 to January 2004 Mrs. Plaxico was in Customer Relations at National Bank of Commerce and from October 2004 to April 2006 she was the office manager at Biodiesel of Mississippi, Inc.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Dr. Craven, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements;  reviewing  the  independent auditors  independence,  the financial statements and their audit report; and reviewing management's  administration of the system of internal  accounting  controls.  We do not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no business operations, management believes the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
3.	Compliance with applicable governmental laws, rules and regulations;
4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Dr. Craven performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Indemnification of Officers and Directors

Our bylaws provide for indemnification of each person (including the heirs, executors, administrators, or estate of such person) who is or was director and officer of the corporation to the fullest extent permitted or authorized by current or future legislation or judicial or administrative decision against all fines, liabilities, costs and expenses, including attorneys’ fees, arising out of his or her status as a director, officer, agent, employee or representative. Nevada Revised Statute 78.7502 allows indemnification so long as the officers and directors acted in good faith.  The foregoing right of indemnification shall not be exclusive of other rights to which those seeking an indemnification may be entitled.  The corporation may maintain insurance, at its expense, to protect itself and all officers and directors against fines, liabilities, costs, and expenses, whether or not the corporation would have the legal power to indemnify them directly against such liability.  Such indemnification has the effect of reducing the liability of officers and directors.

Section 78.751 of the Nevada Revised Statutes requires that the determination that indemnification is proper in a specific case must be made by (a) the stockholders, (b) the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding or (c) independent legal counsel in a written opinion (i) if a majority vote of a quorum consisting of disinterested directors is not possible or (ii) if such an opinion is requested by a quorum consisting of disinterested directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to our directors, officers and controlling persons (within the meaning of the Securities Exchange Act) pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2007, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were not filed.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven CEO and Director	2007	0	0	0	0	0	0	0	0
James E. Earnest President and Director	2007	26,585	0	0	0	0	0	0	26,585

Eugene N. Larabie and Barry Brown former officers and directors of the Company did not receive any compensation from the Company for any of the 2005, 2006 and 2007 fiscal years.

*Salary is received from the Company’s subsidiary Universal Bioenergy North America, Inc.

OUTSTANDING EQUITY AWARDS

No other named executive officer has received an equity award.

DIRECTOR COMPENSATION

We do not pay directors compensation for their service as directors.

Employment and Other Agreements

On February 26, 2008, Universal Bioenergy and Dr. Richard Craven entered into an employment agreement whereby Dr. Craven was appointed as Chief Executive Officer and a member of the Board of Directors of Universal. The term of the agreement is for one year. Pursuant to the employment agreement, Dr. Craven will receive a base salary of $60,000 per year and a signing bonus in common stock of Universal with a value of $100,000 (determined on the February 26, 2008) to vest on February 27, 2009. Dr. Craven is also entitled to a performance bonus which is equal to Five Percent (5%) of every One Million Dollars of profit (before taxes) of Universal (One Percent (1% to be paid in cash; and Four Percent (4%) to be paid in restricted common stock of Universal). Please see Form 8-K as filed by the Company on February 28, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 15, 2008 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 22,514,491 shares of common stock outstanding as of April 15, 2008.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Richard Craven (2)	0	0
James E. Earnest (2)	0	0
Traci Plaxico (2)	0	0
All officers and directors as a group (3 persons)	0	0

(1) Beneficial ownership is determined in accordance with the Rule 13d-3(d) (1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(2) Richard Craven is the Chief Executive Officer and Director of the Company; James E. Earnest is the President and Director of the Company; Traci Plaxico is the Secretary of the Company.

As of the time of this 10-KSB filing, 49% of the outstanding shares of the Company are owned by 11 foreign entities in an amount of 1,000,000 shares each (4.45% ownership each). No Form 3, Schedule 13D or Schedule 13G has been filed with respect to such shareholders and the company has relied on the lack of filing of such forms that no shareholder is the beneficial owner of more than its listed holdings (as set forth on the shareholder list) as a result of any contract, arrangement, understanding, relationship or otherwise that would entitle such shareholder to vote or direct the vote of another shareholder and/or investment power (power to dispose, or to direct the disposition of the common stock held by such other shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE TRANSACTIONS WITH MANAGEMENT AND OTHERS

During December 2007, the Company entered into an $88,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009, and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to December 31, 2007, the Company incurred interest expense of approximately $169 (See Note 4 of the Notes to the Consolidated Financial Statements).

During October 2007, the Company issued a $300,000 convertible note payable with a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $3,250 (See Note 5 of the Notes to the Consolidated Financial Statements).

During October 2007, the Company entered into a $250,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2008. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $2,708 (See Note 4 of the Notes to the Consolidated Financial Statements).

During the year ending December 31, 2007, the Company received a $10,046 advance from a related party. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

For the year ending December 31, 2007, the shareholder of the Company contributed $600 of services on behalf of the Company (See Note 3 (B) of the Notes to the Consolidated Financial Statements).

Director Independence

Our directors are not "independent" directors within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Exhibit
2.1
The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21st December 2006 (the “Order”). (3)

2.2	Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Amendment to Articles of Incorporation (2)

10.1	Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, Inc., and Mortensen Financial Limited dated October 24, 2007. (2)

10.2
Universal Bioenergy North America, Inc. promissory note in favor of Lacroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)

10.3	Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)

10.4	Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)

10.5	Employment Agreement by and between Universal and Dr. Richard Craven. (4)

31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer *

*filed herewith
(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed by the independent accountants for the fiscal year ended December 31, 2007 and 2006 for professional services for the audit of the Company's annual financial statements and the reviews included in the Company's Form 10-QSB and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $20,363.75 and $0, respectively.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0 and $0 respectively.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0 and $0 respectively.

(4)   All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

Our Board approves the engagement letter of our independent registered public accounting firm with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board. The audit and tax fees paid to the auditors with respect to fiscal years 2007 and 2006 were pre-approved by our directors.

(5)   Audit Committee's Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with the Company, to make any pre-approval policies meaningful. Once we have elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.
(Registrant)

Dated: April 22, 2008	By	/s/ Richard Craven
Richard Craven, Chief Executive Officer

Dated: April 22,, 2008	By	/s/ James Earnest
James Earnest, Chief Financial Officer

Universal Bioenergy Inc.
And Subsidiary
(f/k/a Palomine, Inc.)
(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	F-3	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY 23, 2007 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 23, 2007 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-5	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 23, 2007 (INCEPTION) TO DECEMBER 31, 2007.

PAGES	F-6 - F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine, Inc.)

We have audited the accompanying consolidated balance sheet of Universal Bioenergy, Inc. and Subsidiary (f/k/a Palomine, Inc.) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the period from January 23, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Universal Bioenergy, Inc. and Subsidiary (f/k/a Palomine, Inc.) as of December 31, 2007 and the results of its consolidated operations and its cash flows for the period from January 23, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in the development stage, has used cash in operations of $628,507 from inception, has a working capital deficiency of $397,978 and has an accumulated deficit during the development stage of $628,292. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 10, 2008

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current Assets
Cash	$133,177
Prepaid Expenses	178,076

Total Current Assets	311,253

Total Property and Equipment, Net	1,945,972

Deposits	3,100

Total Assets	$2,260,325

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$185,068
Convertible loans payable, net of debt discount, related party	93,733
Derivative Liability	214,134
Notes Payable	206,250
Stockholder Advance	10,046
Total Current Liabilities	709,231

Long Term Liabilities
Notes Payable- Related Party	338,000
Notes Payable	1,443,750
Total Long Term Liabilities	1,781,750

Total Liabilities	2,490,981

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 22,500,000 issued and outstanding	22,500
Additional paid-in capital	375,136
Deficit accumulated during the development stage	(628,292)

Total Stockholders' Deficiency	(230,656)

Total Liabilities and Stockholders' Deficiency	$2,260,325

See Notes to Financial Statements

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
For the Period from January 23, 2007 (Inception) to December 31, 2007

Operating Expenses
Consulting Fees	$60,850
Contract Labor	84,559
Salaries Expense	81,039
Professional Fees	145,333
G&A	152,523

Total Operating Expenses	524,304

Loss from Operations	(524,304)

Other Income (Expense)
Change in fair value of embedded derivative liability	4,094
Interest Expense	(110,909)
Interest Income	2,827
Total Other Expense - Net	(103,988)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(628,292)

Provision for Income Taxes	-

NET LOSS	(628,292)

Net Loss Per Share - Basic and Diluted	$(0.05)

Weighted average number of shares outstanding during the period - Basic and Diluted	12,485,380

See Notes to Financial Statements

Universal Bioenergy North America, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
For the Period From January 23, 2007 (Inception) to December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at January 23, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Stock issued for cash ($0.05 per share)			10,000,000	10,000	490,000		500,000

Shares issued in reverse acquisition and recapitalization	-	-	12,500,000	12,500	(115,464)		(102,964)

In kind contribution of rent					600		600

Net loss for the period January 23, 2007 (Inception) to December 31, 2007						(628,292)	(628,292)

Balance, for the year ended December 31, 2007	-	$-	22,500,000	$22,500	$375,136	$(628,292)	$(230,656)

See Notes to Financial Statements

Universal Bioenergy North America, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Period From January 23, 2007 (Inception) to December 31, 2007

Cash Flows From Operating Activities:
Net Loss	$(628,292)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	600
Depreciation/Amortization	2,390
Amortization of debt discount	11,961
Change in value of embedded conversion option	(4,094)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	167,204
Prepaid Expenses	(175,176)
Deposits	(3,100)
Net Cash Used In Operating Activities	(628,507)

Cash Flows From Investing Activities:
Purchase of fixed assets	(1,948,362)
Net Cash Provided by Investing Activities	(1,948,362)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	500,000
Proceeds from issuance of note payable	2,210,046
Net Cash Provided by Financing Activities	2,710,046

Net Increase in Cash	133,177

Cash at Beginning of Period	-

Cash at End of Period	$133,177

Supplemental disclosure of cash flow information:

Cash paid for interest	$-
Cash paid for taxes	$-

See Notes to Financial Statements

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Universal Bioenergy North America, Inc (a development stage company) (“UBNA”) was incorporated in the State of Nevada on January 23, 2007.

Universal Bioenergy, Inc. (UB) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

UBNA was organized to operate and produce Biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield Biodiesel fuel and a marketable byproduct of glycerin. The Company is located in Nettleton, Mississippi. UBNA and UB are hereafter referred to as “(the Company)”.

In October 2007, UBNA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UB. In October 2007, UB, a then shell corporation, merged with UBNA and UBNA became the surviving corporation. This transaction was accounted for as a reverse acquisition and recapitalization of UBNA. UB did not have any operations and majority-voting control was transferred to UBNA. Since UBNA acquired a controlling voting interest, it was deemed the accounting acquirer, while UB was deemed the legal acquirer. Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of UB from October 24, 2007 to December 31, 2007 and its wholly-owned subsidiary UBNA from January 23, 2007(Inception) to December 31, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

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

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

(D) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(E) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007, there were 44,910 common share equivalents outstanding which are anti-dilutive and not included in dilutive weighted average calculation.

(F) Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

(G) Revenue and Cost Recognition

The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provisions for rebates and sales allowances.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

(I) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2007, the Company has a net operating loss carryforward of $626,592 available to offset future taxable income through 2027. The increase in the valuation allowance for the period from January 23, 2007 (Inception) to December 31, 2007 was $225,448.

(J) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful lives. The Company uses useful lives for assets ranging from five years (computer equipment and office furniture) to fifteen years (plant equipment).

(K) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable, accrued expenses, derivative liability and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(L) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At December 31, 2007, the Company had approximately $13,427 in excess of FDIC insurance limits.

(M) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. Advertising expense was $38,317 in 2007.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

(N) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 115 apply only to entities that elect the fair value option. However, the amendment to SFAS No., 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 2 PROPERTIES AND EQUIPMENT

At December 31, 2007 property and equipment is as follows:

2007

Property and Equipment	$1,794,499
Land	150,000
Office Furniture and Equipment	3,863
Less accumulated depreciation	(2,390)

$1,945,972

Depreciation expense for the period January 23, 2007 to December 31, 2007 was $2,390. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2007.

NOTE 3 STOCKHOLDERS’ EQUITY

A. Common Stock Issued for Cash

During January 2007, the Company issued 10,000,000 shares of common stock for $500,000

During October 2007, the Company issued 12,500,000 upon completion of the reverse merger with then Palomine Mining, Inc. The shares were valued based on the fair value of the net assets acquired.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

B. In kind contribution

For the period January 23, 2007 to December 31, 2007, a shareholder of the Company contributed office space with a fair value of $600 (See Note 7).

C. Amendment to Article of Incorporation

On November 3, 2007, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 1,000,000 preferred shares and 200,000,000 common shares at a par value of $0.001 per share.

D. Stock Split

On November 3, 2007, the Company declared a 5 for 1 forward stock split. All share and per share amounts have been retroactively restated in the accompanying financial statements.

NOTE 4 NOTES PAYABLE

During December 2007, the Company entered into an $88,000 note payable. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to December 31, 2007, the Company incurred interest expense of approximately $169 (See Note 7).

During October 2007, the Company entered into a $250,000 note payable. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2008. During the period from inception to December 31, 2007, the Company incurred interest expense of approximately $2,708 (See Note 7).

During January 2007, the Company entered into a $1,650,000 note payable. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to December 31, 2007, the Company incurred interest expense of approximately $91,676.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

Future minimum principle payments are as follows:

2008	$206,250
2009	206,250
2010	206,250
2011	206,250
2012 and thereafter	825,000
Total payments	1,650,000
Less Current potion	(206,250)

$1,443,750

NOTE 5 DERIVATIVE LIABILITY AND CONVERTIBLE NOTE PAYABLE

During October 2007, the Company issued a $300,000 convertible note payable. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $3,250.

Under EITF No.’s 98-5 and 00-27, the Company first reviewed and determined that no beneficial conversion feature existed. The Company then evaluated the convertible note to determine if there was an embedded conversion option requiring bifurcation under SFAS No. 133 and EITF 00-19. We determined that fair value accounting for an embedded conversion option was required and that a derivative liability would be recorded. The fair value of the conversion option is initially computed at its issuance date, then on subsequent reporting periods,  marked-to-market. The change in fair value is recorded in the statement of operations. Upon conversion of a derivative instrument, the instrument is marked to fair value at the conversion date and the related fair value is reclassified to equity.

The initial value of the embedded conversion option was $218,228; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. At December 31, 2007, we recognized interest expense of $11,961. At December 31, 2007, upon remeasurement, the derivative liability had a fair value of $214,134. The resulting change in fair value of $4,094 was recorded as a reduction in the derivative liability.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date at December 31, 2007:

Exercise price	$3.35-$3.38
Expected dividend yield	0%
Expected volatility	66%
Risk free interest rate	3.82%
Expected life of conversion option	2.83-3.0 years
Expected forfeitures	0%

The following table summarizes the derivative liabilities and convertible notes payable as of December 31, 2007:

Description	Convertible Note Payable	Less: Debt Discount	Convertible Note Payable, net of Debt Discount	Derivative Liability
MotensenFinancial	$300,000	$206,267	$93,733	$214,134

Future minimum principle payments are as follows:

2009	$150,000
2010	150,000
Total payments	300,000

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 6 COMMITMENTS

During 2007, as part of the sale of the facility by the bankruptcy court, the Company assumed an agreement entered into by the former operators of the biodiesel facility with the state of Mississippi Commission on Environmental Quality. The agreement requires the Company to deposit $50,000 into a trust fund to be used by the state of Mississippi for closure of the facility in the event the Company ceases operations. In addition, the Company is required to obtain approval from the state of Mississippi and meet certain environmental operating criteria as agreed to in the settlement agreement prior to beginning operations at the facility. As of the date of this report, the Company has not completed its obligations to the state of Mississippi and has not received approval to begin operations.

On November 20, 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The term of the services to be provided is from November 20, 2007 to October 22, 2008. As compensation for services received the Company is required to pay an annual fee of $200,000, a staffing fee up to $78,000 per month, a $10,000 travel and other expense allowance, and up to $30,000 per month for two months of Internet Campaign. For the year ended December 31, 2007, the Company paid $200,000 of which $166,666 has been recorded as prepaid expense, and a $39,000 staffing fee.

On December 17, 2007, the Company entered into a consulting agreement. The Consultant is to be paid $100 per hour of which $50 is in cash and the remaining $50 is in Common Stock. As part of compensation, the Company will issue shares of common stock with a fair value of $50,600 based on the stock price within 45 days of the agreement. The agreement is to be in effect until canceled by either party.

NOTE 7 RELATED PARTY TRANSACTIONS

During December 2007, the Company entered into an $88,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $169 (See Note 4).

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

During October 2007, the Company issued a $300,000 convertible note payable with a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $3,250 (See Note 5).

During October 2007, the Company entered into a $250,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2008. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $2,708 (See Note 4).

During the year ended December 31, 2007, the Company received a $10,046 advance from a related party. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

For the year ended December 31, 2007 the shareholder of the Company contributed $600 of services on behalf of the Company (See Note 3 (B)).

NOTE 8 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company is in the development stage, has used cash in operations of $628,507 from inception, has a working capital deficiency of $397,978 and has an accumulated deficit during the development stage of $628,292. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently taken to obtain additional funding and begin operations provide the opportunity for the Company to continue as a going concern.

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 9 SUBSEQUENT EVENTS

A. Employment Agreement

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is one year. Pursuant to this agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, the officer received a signing bonus of 19,763 shares with a fair value of $100,000 based on the value of the Company’s common shares on the effective date of the agreement. That vest one year after issuance. The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

1.	For every $1,000,000 in Company’s profit, the Executive is eligible for an annual performance bonus equal to 1% of the profit in cash and 4% of the profit on Common Stock.

2.	For each successfully completed Transaction, which includes a merger or acquisition, the Company will pay 1% of the transaction value, of which 10% is to be paid in cash and 90% in Common Stock.

B. Stock issued for services

On February 13, 2008 the Company issued 10,000 shares of common stock for consulting services having a fair value of $50,600 (See Note 6).

C. Appointment of Board Advisors

On January 15, 2008 the Company appointed an individual to the board of advisors for a twelve month period. The Advisor is to be paid $10,000 per month of which $2,500 is in cash and the remaining $7,500 in shares of common stock. Upon the execution of the agreement, the Company paid an advance of $7,500 and will issue 4,491 shares of Common stock with a fair value of $22,500.

D. Advances

In January 2008, the Company received a $10,000 advance from a related party. The advance is unsecured, non interest bearing and due on demand.