Form 10-Q
period 2008-03-31
Universal Bioenergy, Inc.
filed 2008-05-30
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-123465

UNIVERSAL BIOENERGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1770378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 27, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 22,510,000 shares were issued and outstanding.

UNIVERSAL BIOENERGY, INC.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheets – March 31, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations and Comprehensive Loss - for the three months ended March 31, 2008 and 2007	2

	Consolidated Statements of Changes in Stockholder’s Equity (Capital Deficit) – for the three months ending March 31, 2008 and for the year ended December 31, 2007	3

	Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2008 and 2007	4

	Notes to Unaudited Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Universal Bioenergy Inc.
And Subsidiary
(f/k/a Palomine, Inc.)
(A Development Stage Company)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007.

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FROM JANUARY 23, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 23, 2007 (INCEPTION) TO MARCH 31, 2008 (UNAUDITED).

PAGE	4	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND, 2007 AND FROM JANUARY 23, 2007 (INCEPTION) TO MARCH 31, 2008(UNAUDITED).

PAGES	5- 11	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash	$-	$133,177
Prepaid Expenses	125,977	178,076

Total Current Assets	125,977	311,253

Deposits	3,100	3,100

Total Property and Equipment, Net	1,946,878	1,945,972

Total Assets	$2,075,955	$2,260,325

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$213,467	$185,068
Cash overdraft	2,824	-
Convertible loans payable, net of debt discount, related party	126,491	93,733
Derivative Liability	230,629	214,134
Notes Payable	206,250	206,250
Stockholder Advance	10,046	10,046
Total Current Liabilities	789,707	709,231

Long Term Liabilities
Notes Payable- Related Party	338,000	338,000
Notes Payable	1,443,750	1,443,750
Total Long Term Liabilities	1,781,750	1,781,750

Total Liabilities	2,571,457	2,490,981

Stockholders' Deficiency
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 22,510,000 and 22,500,000 issued and outstanding, respectevely	22,510	22,500
Additional paid-in capital	453,891	375,136
Deferred stock compensation	(50,100)	-
Deficit accumulated during the development stage	(921,803)	(628,292)

Total Stockholders' Deficiency	(495,502)	(230,656)

Total Liabilities and Stockholders' Deficiency	$2,075,955	$2,260,325

See Condensed Consolidated Notes to Financial Statements

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended March 31, 2008 (Consolidated)	For the Three Months Ended March 31, 2007	For the period from January 23, 2007(inception) to March 31, 2008 Consolidated)

Operating Expenses
Consulting Fees	$35,414	$24,737	$96,264
Contract Labor	6,970	15,250	91,529
Salaries Expense	39,162	-	120,201
Professional Fees	71,659	31,200	216,992
Advertising Expense	50,414	-	88,731
G&A	51,002	5,355	165,208

Total Operating Expenses	254,621	76,542	778,925

Loss from Operations	(254,621)	(76,542)	(778,925)

Other Income (Expense)
Change in fair value of embedded derivative liability	12,892	-	16,986
Interest Expense	(54,317)	(24,272)	(165,226)
Other income	2,535		2,535
Interest Income	-	-	2,827
Total Other Expense - Net	(38,890)	(24,272)	(142,878)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(293,511)	(100,814)	(921,803)

Provision for Income Taxes	-	-	-

NET LOSS	(293,511)	(100,814)	(921,803)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	22,505,165	10,000,000

See Condensed Consolidated Notes to Financial Statements

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Deficit
For the Period From January 23, 2007 (Inception) to March 31, 2008
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

Balance at January 23, 2007 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued for cash ($0.05 per share)	-	-	10,000,000	10,000	490,000	-	-	500,000

Shares issued in reverse acquisition and recapitalization	-	-	12,500,000	12,500	(115,464)	-	-	(102,964)

In kind contribution of rent	-	-	-	-	600	-	-	600

Net loss for the period January 23, 2007 (Inception) to December 31, 2007	-	-	-	-	-	-	(628,292)	(628,292)

Balance, for the year ended December 31, 2007	-	-	22,500,000	22,500	375,136	-	(628,292)	(230,656)

Share based compensation	-	-	-	-	28,065	-	-	28,065

In kind contribution of rent	-	-	-	-	600	-	-	600

Shares issued for consulting services	-	-	10,000	10	50,090	(50,100)	-	-

Net loss for the three months ended March 31, 2008	-	-	-	-	-	-	(293,511)	(293,511)

Balance, March 31, 2008	-	$-	22,510,000	$22,510	$453,891	$(50,100)	$(921,803)	$(495,502)

See Condensed Consolidated Notes to Financial Statements

Universal Bioenergy , Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from January 23, 2007
	March 31, 2008(Consolidated)	March 31, 2007	(inception) to March 31, 2008 (Consolidated)

Cash Flows From Operating Activities:
Net Loss	$(293,511)	$(100,814)	$(921,803)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	600	-	1,200
Depreciation/Amortization	1,625	-	4,015
Amortization of debt discount	18,590	-	30,551
Stock based compensation	78,165	-	78,165
Deferred stock compensation	(50,100)	-	(50,100)
Change in value of derivative liability	(12,892)	-	(16,986)
Increase (Decrease) in:
Accounts Payable and Accrued Expenses	28,398	24,672	195,603
Prepaid Expenses	52,099	-	(123,077)
Deposits	-	(3,100)	(3,100)
Net Cash Used In Operating Activities	(177,026)	(79,242)	(805,532)

Cash Flows From Investing Activities:
Purchase of fixed assets	(2,531)	(1,613,720)	(1,950,893)
Net Cash Used In Investing Activities	(2,531)	(1,613,720)	(1,950,893)

Cash Flows From Financing Activities:
Cash overdraft	2,824	-	2,824
Proceeds from issuance of common stock	-	500,000	500,000
Proceeds from issuance of note payable - related party	43,556	-	603,601
Proceeds from issuance of note payable	-	1,650,000	1,650,000
Net Cash Provided by Financing Activities	46,380	2,150,000	2,756,425

Net Increase (Decrease) in Cash	(133,177)	457,038	-

Cash at Beginning of Period	133,177	-	-

Cash at End of Period	$-	$457,038	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non- cash investing and financing activities:

See Condensed Consolidated Notes to Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

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

In October 2007, UBNA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UB. In October 2007, UB, a then shell corporation, merged with UBNA and UBNA became the surviving corporation. This transaction was accounted for as a reverse acquisition and recapitalization of UBNA. UB did not have any operations and majority-voting control was transferred to UBNA. Since UBNA acquired a controlling voting interest, it was deemed the accounting acquirer, while UB was deemed the legal acquirer. The historical financial statements of the Company are those of UBNA, and of the consolidated entities from the date of Merger and subsequent. Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan.

(C) Principles of Consolidation

The condensed unaudited consolidated financial statements include the accounts of UB and its wholly-owned subsidiary UBNA. All significant inter-company accounts and transactions have been eliminated in consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

(F) Loss per Share

Basic and diluted net loss per common share is computed based upon the weighted average number of common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 and 2007, there were 91,371 and 0 common share equivalents outstanding, respectively, which are anti-dilutive and not included in dilutive weighted average calculation.

(G) Derivative Liabilities

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

(H) Revenue and Cost Recognition

The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provisions for rebates and sales allowances.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Income Taxes

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

(K) Property and Equipment

The Company values property and equipment at cost and depreciates these assets using the straight-line method over their expected useful lives. The Company uses useful lives for assets ranging from five years (computer equipment and office furniture) to fifteen years (plant equipment).

(L) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and accrued expenses and notes payable approximate fair value due to the relatively short period to maturity for these instruments.

(M) Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three months ended March 31, 2008 and 2007 advertising expense was $50,414, and $0, respectively.

(N) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2	STOCKHOLDERS’ EQUITY

A. Common Stock Issued for Cash

During January 2007, the Company issued 10,000,000 shares of common stock for $500,000.

During October 2007, the Company issued 12,500,000 shares of common stock upon completion of the reverse merger with then Palomine Mining, Inc. The shares were valued based on the fair value of the net assets acquired.

B. Common Stock Issued for Services

On February 26, 2008 the Company issued 19,763 shares of common stock as compensation having a fair value of $100,000. The shares vest on February 27, 2009. As of March 31, 2008 $9,315 is recorded as compensation expense.

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant. As of March 31, 2008 $50,100 is recorded as deferred compensation for future consulting services.

C. In kind contribution

For the three months ended March 31, 2008, a shareholder of the Company contributed office space with a fair value of $600 (See Note 6).

For the year ended December 31, 2007, a shareholder of the Company contributed office space with a fair value of $600 (See Note 6).

D. Amendment to Article of Incorporation

On November 3, 2007, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 1,000,000 preferred shares and 200,000,000 common shares at a par value of $0.001 per share.

E. Stock Split

On November 3, 2007, the Company declared a 5 for 1 forward stock split. All share and per share amounts have been retroactively restated in the accompanying financial statements.

NOTE 3	NOTES PAYABLE

During December 2007, the Company entered into an $88,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $1,599 (See Note 6).

During October 2007, the Company entered into a $250,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008.

During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $6,771 (See Note 6).

During January 2007, the Company entered into a $1,650,000 secured note payable. The note payable is secured by all assets of the Company. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $116,359.

As of March 31, 2008, future minimum principle payments are as follows:

2008	$206,250
2009	206,250
2010	206,250
2011	206,250
2012 and thereafter	825,000
Total payments	1,650,000
Less Current portion	(206,250)

$1,443,750

NOTE 4	DERIVATIVE LIABILITY AND CONVERTIBLE NOTES PAYABLE

For the following convertible notes, pursuant to EITF No.’s 98-5 and 00-27, the Company first reviewed and determined that no beneficial conversion feature existed. The Company then evaluated the convertible notes to determine if there was an embedded conversion option requiring bifurcation under SFAS No. 133 and EITF 00-19. We determined that fair value accounting for an embedded conversion option was required and that a derivative liability would be recorded. The fair value of the conversion option is initially computed at its issuance date, then on subsequent reporting periods, marked-to-market. The change in fair value is recorded in the statement of operations. Upon conversion of a derivative instrument, the instrument is marked to fair value at the conversion date and the related fair value is reclassified to equity.

On March 18, 2008, the Company issued a $43,556 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the three months ended March 31, 2008 the Company recognized interest expense of approximately $99.

The initial fair value of the embedded conversion option was $29,387; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. At March 31, 2008, we recognized interest expense of $399. At March 31, 2008, upon remeasurement, the derivative liability had a fair value of $29,280. The resulting change in fair value of $107 was recorded as a reduction in the derivative liability during the three months ended March 31, 2008.

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of March 18, 2008 and March 31, 2008, respectively:

Exercise price	$3.76 and $3.76
Expected dividend yield	0% and 0%
Expected volatility	66% and 66%
Risk free interest rate	1.74% and 1.79%
Expected life of conversion option	2.62 and 2.59 years
Expected forfeitures	0% and 0%

During October 2007, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $75,000 in semiannual installments. During the period from inception to March 31, 2008 the Company recognized interest expense of approximately $8,125.

The initial value of the embedded conversion option was $218,228; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. For the three months ended March 31, 2008, we recognized interest expense of $18,191. At March 31, 2008, upon remeasurement, the derivative liability had a fair value of $201,349. The resulting change in fair value of $12,785 was recorded as a reduction in the derivative liability during the three months ended March 31, 2008.

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of March 18, 2008 and March 31, 2008, respectively:

Exercise price	$3.76 and $3.76
Expected dividend yield	0% and 0%
Expected volatility	66% and 66%
Risk free interest rate	1.74% and 1.79%
Expected life of conversion option	2.62 and 2.59 years
Expected forfeitures	0% and 0%

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of October 31, 2007 and March 31, 2008, respectively:

Exercise price	$3.75 and $3.76
Expected dividend yield	0% and 0%
Expected volatility	66% and 66%
Risk free interest rate	3.82% and 1.71%
Expected life of conversion option	2.83 and 2.58 years
Expected forfeitures	0% and 0%

The following table summarizes the derivative liabilities and convertible notes payable as of March 31, 2008:

Description	Convertible Note Payable	Less: Debt Discount	Convertible Note Payable, net of Debt Discount	Derivative Liability
Mortensen Financial	$300,000	$188,078	$111,922	$201,349
MortensenFinancial	$43,556	$28,987	$14,569	$29,280
Total	$343,556	$217,065	$126,491	$230,629

At March 31, 2008 future minimum principle payments are as follows:

2009	$171,778
2010	171,778
Total payments	343,556

NOTE 5	COMMITMENTS

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The agreement renews annually. Pursuant to this agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer will receive a signing bonus of 19,763 shares with a fair value of $100,000 based on the value of the Company’s common shares on the effective date of the agreement. The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

1.	For every $1,000,000 in Company’s profit the Executive is eligible for an annual performance bonus equal to 1% of the profit in cash and 4% of the profit on Common Stock.

2.	For each successfully completed Transaction, which includes a merger or acquisition, the Company will pay 1% of the transaction value, of which 10% is to be paid in cash and 90% in Common Stock.

On January 15, 2008 the Company appointed a board of advisors for a twelve month period. The Advisors are to be paid a total of $10,000 per month of which $2,500 is in cash and the remaining $7,500 in shares of common stock. Upon the execution of the agreement, the Company paid an advance of $7,500 and will issue 4,491 shares of Common stock with a fair value of $22,500. For the quarter ended March 31, 2008; $18,750 is recorded as a consulting expense.

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

On November 20, 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The term of the services to be provided is from November 20, 2007 to October 22, 2008. As compensation for services received the Company is required to pay an annual fee of $200,000, a staffing fee up to $78,000 per month, a $10,000 travel and other expense allowance, and up to $30,000 per month for two months of Internet Campaign. For the period ended March 31, 2008 $116,655 has been recorded as a prepaid expense.

On December 17, 2007, the Company entered into a consulting agreement. The Consultant is to be paid $100 per hour of which $50 is in cash and the remaining $50 is in Common Stock. As part of compensation the Company issued shares of common stock with a fair value of $50,600 based on the stock price within 45 days of the agreement. The agreement is to be in effect until canceled by either party. On February 13, 2008 the Company issued 10,000 shares of common with a fair value of $50,100 on the grant date. The issuance has been recorded as a deferred stock compensation. (See Note 2(B)).

NOTE 6	RELATED PARTY TRANSACTIONS

On March 18, 2008, the Company issued a $43,556 convertible note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5 % per annum. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the three months ended March 31, 2008 the Company recognized interest expense of approximately $99 (See Note 4).

During December 2007, the Company entered into an $88,000 note payable with Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $22,000 semiannual installments. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $1,599 (See Note 3).

During October 2007, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $8,125 (See Note 4).

During October 2007, the Company entered into a $250,000 note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $6,771 (See Note 3).

For the three months ended March 31, 2008, a shareholder of the Company contributed office space with a fair value of $600 (See Note 2(B)).

During the year ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

For the year ended December 31, 2007 the shareholder of the Company contributed $600 of services on behalf of the Company (See Note 2(B)).

NOTE 7	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with limited resources, used cash in operations of $805,532 from inception, a working capital deficiency of $663,730 and has an accumulated deficit during the development stage of $921,803. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently taken to obtain additional funding and begin operations provide the opportunity for the Company to continue as a going concern.

NOTE 8	SUBSEQUENT EVENTS

A.	DERIVATIVE LIABILITY AND CONVERTIBLE NOTE PAYABLE

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments.

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

Overview

Universal Bioenergy North America, Inc. is a start-up Nevada corporation formed on January 23, 2007 which was acquired by Universal Bioenergy, Inc. (together with its subsidiary, the “Company”) in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. We do not expect to generate any revenue until the plant is completely operational. As of the date of this report, we have not manufactured any biodiesel fuel.

Based upon estimates of management, the plant will be able to produce annually approximately 10 million, 20 million, and 50 million gallons of fuel grade biodiesel from soybean oil (or other suitable feedstock) per the first 12, 24, and 36 month periods respectively after the start of production pending successful raising of capital for feedstocks, reagents, and equipment expansion. Additionally, the plant will produce corresponding amounts (10% by biodiesel production volume) of marketable glycerin. As of the date of this report, we are still in the development phase and until the proposed biodiesel plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the biodiesel plant is operational.

The original expected production start date was slated for January 2008, but due to some difficulty in attainment of required permits from the State of Mississippi to commence operations, the plant did not begin production. In addition, we require certain raw materials including plant oils/animal fats, catalyst, and alcohol in order to commence production. As of the date of this report, we have not acquired any raw materials to engage in production. We are gathering information and negotiating pricing with vendors, but have not secured any agreements with providers of such raw materials.

Provisional permits from the State of Mississippi were received in May 2008, but start date of actual production can not be accurately predicted based on current economic environment in the marketplace. The provisional permits allow the processing of typical batch sizes to characterize the waste water emissions that will be produced. Testing of these emissions will determine the necessary pre-treatment (if any) required before disposal into local sewage system (subsequent to final connection to our system) or have the waste water transported to larger treatment facilities in a nearby city. With a formalized plan for handling the waste water, management feels confident that full permitting will be obtainable, but are not certain of the time it will take.

The high cost of virgin feedstock materials makes it unprofitable to use these as sole or primary feedstock choices. Alternative feedstock types are being investigated which are at a lower cost than the virgin feedstocks. If sufficient quantities can be located and favorable price including shipping negotiated, the process operation can produce revenues in excess of processing costs. Management anticipates that allocated funds from recently acquired debt from Mortensen Financial Limited, a shareholder and substantial debt holder of the Company, will be sufficient to acquire feedstocks, reagents, and manufacturing costs for approximately two batches (20-24,000 gallons each). The revenues from the sale of the fuel once the State approves the fuel can be then cycled to acquire additional feedstocks and reagents to continue a low volume processing level (significantly less than the 10 million gallons per year). As of the date of this report, the Company has no agreements to sell any of its products once production begins. Management anticipates that in order to reach sustainable profitability, a monthly volume in excess of 300,000 gallons will be required. Management believes in the next twelve months approximately $4,000,000 of working capital will be needed with the greatest portion allocated for feedstock and reagent costs including shipping with an estimated average cost of $3,000,000 barring extreme fluctuations in commodity prices; further equipment acquisitions, installation, and site modifications based on effluent emissions results and fuel quality estimated at $400,000; and normal operating overhead expenses of $600,000. This capital will bring production close to the 10 MGPY first-stage level. The Company can give no assurances as to the success of or the time it will take to raise the necessary capital; therefore, Universal may not be able to meet the first-stage production goal within the twelve month period slated or predict how long it will take to achieve the first-stage goal.

Over the past year and three months, the plant has undergone site improvement and development. General clean up and improvements of the site have taken place utilizing the debt financing previously obtained through LaCroix International and Mortensen Financial Limited, related parties.

An environmental order allowing provisional permitted production was received from the State of Mississippi Department of Environmental Quality in May 2008 to allow the Company to begin processing and scale-up phase of production to reach the nominal first-stage 10 million gallons per year (MGPY) goal subject to confirmation of effluent emissions. Pending confirmation of these effluent emissions (or appropriate treatments of emissions) from the State of Mississippi after production has started, the plant will work to increase production to the meet the first-stage goal over the subsequent twelve month period. During this early stage, Universal is planning to sell biodiesel products to the refinery's prior customer base, truck stops, and local distributors. The Company currently does not have any agreements to sell its biodiesel products.

Management anticipates that as production is scaled up to the 20 MGPY level and above, pending the raising of sufficient capital in subsequent months after the first-stage goal is reached, export to the European market is expected with the higher production volume as it is anticipated that this production volume will exceed the needs of the local/regional distribution area. Scale-up of the facility to the first-stage goal is subject to securing sufficient funding to cover capital expenditures and feedstock costs for this expansion of production capacity.

Expansion of the plant to increase production capacity to the second-stage goal of 20 MGPY using already acquired equipment and subsequent purchases and installation will require the successful raising of further capital through further stock offerings and additional debt if necessary. There is no certainty that this capital can be raised.

Reaching the 20 MGPY second-stage production level will require additional storage capacity of both pre and post processing materials and products and improvements to logistics on the site. Not all costs have been acquired to achieve this stage, however, Management estimates such cost to be between $500,000 and $1,000,000 but information and pricing regarding costs is still being acquired and may vary greatly from the state estimates. To reach the 50 MGPY third-stage production level will require further expansion of storage capacity and the building of a rail spur at the site, which in preliminary discussions with knowledgeable rail transportation personnel could cost as much as $1,000,000 for such a rail spur. With this in mind and in the present volatile economic environment, management is contemplating the need to move the plant to a location better suited logistically for the necessary movement of large volumes of materials and products in and out of the facility, making more possible the attainment of the higher production level goals. This likely will require the plant to be located near an active waterway or port to allow barge transport of materials and products. Costs for such a move have not been investigated to date.

Management further believes the Company's cash reserves will be insufficient to cover such costs for the next 12 months and may require restructuring its present debt. The Company is working with vendors to establish credit for feedstock materials and further plans to raise needed capital through the further sale of stock in the Company, revenue from sales of products, and if necessary through additional debt financing until sufficient production volume can be reached to cover operating costs and debt service. The raising of such capital through stock issuance, proceeds, or debt is uncertain at best due to the present volatility in the marketplace primarily in feedstock and transportation costs. Failure by the Company to raise the required capital will limit the overall production capacity of the site and the Company will not be able to sustain the losses incurred due to the limited production.

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of March 31, 2008 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities. Our operating expenses for the three months ending March 31, 2008, were $254,621, as compared to $76,542 for the comparable period in 2007 of the preceding year, the first quarter after the plant was acquired, an increase of 232% between these two periods. This reflects an increase of general expenses and capital expenditures due to the work needed to bring the plant to an operational state.

Overall, we sustained a net loss of $293,511for the three-month period ended March 31, 2008, as compared to a net loss of $100,814 in the corresponding period of the preceding year. Total losses incurred since the company's inception in January 23, 2007 are $921,803. We had six full-time employees as of March 31, 2008. If the Company obtains sufficient financing, it is expected that the number of employees will increase to by at least four over the next twelve month period.

Liquidity and Capital Resources

As of March 31, 2008, our current assets were $125,977, as compared to $311,253 at December 31, 2007. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as CEO and associated expenses per his employment, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of March 31, 2008, our current liabilities were $789,707, as compared to $709,231 at December 31, 2007. Cash spent on investing activities during the three months ending March 31, 2008 amounted to the purchase of fixed assets at a cost of $2,531.

As reflected in the accompanying financial statements, the Company is in the development stage with limited resources, used cash in operations of $805,532 from inception, a working capital deficiency of $663,730 and has an accumulated deficit during the development stage of $921,803. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Debt

Non-Convertible

During December 2007, the Company entered into an $88,000 note payable in favor of Mortensen Financial Limited, a shareholder of the Company. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $1,599.

During October 2007, the Company entered into a $250,000 note payable in favor of Mortensen Financial Limited, a shareholder of the Company. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $6,771.

During January 2007, the Company entered into a $1,650,000 note payable in favor of Lacroix International Holdings, Inc. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi-annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $116,359. On June 30, 3008, a payment of $0 will be due to Lacroix International Holdings, Inc. pursuant to the note. It is uncertain that the company will be able to make an interest payment since it may not be officially in permitted production at that time. The interest will accrue until the next planned payment date.

During the year ending December 31, 2007, the Company received an advance in the amount of $10,046 from Mortensen Financial Limited, a stockholder of the Company. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

Convertible Debt

On March 18, 2008, the Company issued a $43,555.50 convertible note payable in favor of Mortensen Financial Limited, a shareholder of the Company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the three months ended March 31, 2008 the Company recognized interest expense of approximately $99.

During October 2007, the Company issued a $300,000 convertible note payable in favor of Mortensen Financial Limited, a shareholder of the Company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $75,000 in semiannual installments. During the period from inception to March 31, 2008 the Company recognized interest expense of approximately $8,125.

Subsequent Event – Convertible Note

During April 2008, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a shareholder of the Company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $75,000 in semiannual installments.

Mortensen Financial Limited, a shareholder of the Company, has lent the Company an aggregate of $981,556 pursuant to notes as described above (non-convertible notes in the aggregate of $338,000; convertible notes in the aggregate of $643,556).

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

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

As of March 31, 2008, the Company has a net operating loss carry forward of $875,001 available to offset future taxable income through 2027.

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

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this quarterly report on Form 10-Q, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

Risk Factors Related to Our Finances

If We Fail To Raise Additional Financing We May Not Be Able To Fund Our Operations And Implement Our Business Plan. We require additional capital to support even minimal ongoing operations. Should the Company not be able to raise capital as required, the Company may need to cease operations entirely. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company has no current arrangements with respect to sources of additional financing and there can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. The Company's independent auditors have included an explanatory paragraph in their annual report dated April 10, 2008, on the Company's Financial Statements stating that the audited financial statements have been prepared on the assumption that the Company will continue as a going concern and that financing uncertainties raise substantial doubt about the Company's ability to continue as a going concern. We are working to identify potential investors and debt providers to sustain the company, but there is again no assurance that any acceptable financing will obtained.

The Company Has No Revenues Which Make It Difficult To Forecast Our Future Results. As a result of having no sales or revenues, it is impossible to predict the Company's future performance or the period of time in which it can sustain its existence.

Risk Factors Related to Our Operations

As we have had no operating history as a producer of biodiesel, investors have no basis to evaluate our ability to operate profitably. The Company has a limited operating history as the company was formed in August 13, 2004 and its operating subsidiary, Universal Bioenergy North America, Inc., was formed in January 2007. The Company has not earned any revenues in our contemplated biodiesel business. Accordingly, it may be difficult for investors to evaluate its business prospects.

The Company’s business is dependent upon the implementation of our business plan, including our ability to make agreements with suppliers, customers, and with respect to future investments. There can be no assurance that the Company’s efforts will ultimately be successful or result in revenues or profits.

Moreover, the Company’s prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as other alternative energy and biofuels markets, where supply and demand may change significantly in a short amount of time. The volatility in these markets may lead to increases in costs for feedstock materials, reagents, and for transportation of same to a point where production will be wholly unprofitable once production has commenced if at all.

Some of these risks relate to the Company’s business plan and potential inability to:

•	effectively manage our contemplated business operations;
•	recruit and retain key personnel;
•	successfully create and maintain relationships with vegetable oil producers and fat renderers and develop reliable feedstock and reagent supplies; and
•	develop new products that complement our contemplated business and long term stability.

If we cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer potentially to the point where the company may need to cease operations.

The loss of our Chief Executive Officer and/or President could limit our ability to execute our growth strategy, resulting in a slower rate of growth. The Company is largely dependent upon its officers, Dr. Richard Craven and James E. Earnest, for management and direction. The Company does not maintain “key person” life insurance for Dr. Craven or Mr. Earnest. The loss of either Dr. Craven or Mr. Earnest could adversely affect the Company’s contemplated operations and results as the loss could cause a cessation of operations until qualified replacements can be found and/or a loss of expertise difficult to replace in a given time frame.

Our ability to successfully execute our business depends on certain conditions, the satisfaction of which, are not under our control. There is no certainty that we will be able to achieve satisfaction of any or these conditions. The Company’s ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company’s ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

•	reaching definitive agreements for reliable feedstock supplies for biodiesel at prices that permit profitable production;
•	entering into satisfactory agreements for the sale of biodiesel at prices that are competitive in the market and allow for sufficient revenues to sustain the business;

•
entering into satisfactory agreements for the expansion of the existing manufacturing facility which are tied closely to costs of said expansions and our ability to secure financing of these planned expansions;

Since the Company has yet to begin full operation as a business but is close to doing so pending successful acquisition of funding, there is no certainty that we will be able to achieve satisfaction of any or all of the above conditions in addition to production volume and costs control.

Petroleum diesel, vegetable oils, waste oils and animal fats, and other commodity prices are volatile, and changes in prices of such commodities could have in the future a material adverse impact on our business. The results of operations, financial position, and business outlook of the Company’s planned business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and influence the availability of supplies especially for smaller producers. Accordingly, any results of our contemplated business could fluctuate substantially and even reach cost levels that could cause a cessation of operations.

Anticipated results are substantially dependent on commodity prices, especially prices for vegetable oils, waste oils, animal fats, and also petroleum diesel. The only help in this area is secure contracts at acceptable prices and terms for these materials, but no assurance is possible that such agreements can be obtained, especially without adequate funding.

As a result of the volatility of the prices for commodities, anticipated results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses or cessation of operations entirely.

The Company’s contemplated business is likely to be highly sensitive to feedstock and reagent prices, and generally we will be unable to pass on increases in these prices to our customers. The principal raw materials we expect to use to produce biodiesel are plant oil and/or animal fat feedstocks. As a result, changes in the price of feedstock can significantly affect our contemplated business. In general, rising feedstock prices produce lower profit margins. Because biodiesel competes with fossil-based fuels, the Company is not likely to be able to pass along increased feedstock costs to customers unless there are corresponding price increases in petroleum commodities. At certain levels, feedstock prices may make biodiesel uneconomical to use in fuel markets. Such lack of economy could have detrimental effects on our ability to maintain production.

Weather conditions and other factors affecting crop yields, farmer planting decisions, and general economic, market and regulatory factors all influence the price of feedstocks. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply also impact the price. The significance and relative effects of these factors on the price of plant oils and other feedstocks are difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as adverse weather or crop disease, could increase feedstock prices and potentially harm our business.

Fluctuations in the selling price and production cost of diesel may reduce the Company’s anticipated profit margins, if profits are achieved. Historically, the price of a gallon of petroleum diesel has been lower than the cost to produce a gallon of biodiesel. Biodiesel prices are influenced by the supply and demand for diesel, and our anticipated results of operations and financial position may be materially adversely affected if diesel demand or price decreases.

The Company’s anticipated business will be subject to seasonal fluctuations. The Company anticipated operating results are likely to be influenced by seasonal fluctuations in the price of our primary operating input, feedstocks, and the price of our primary product, biodiesel. Biodiesel prices are substantially correlated with the price of petroleum diesel, especially in connection with our indexed, gas-plus sales contracts. The price of petroleum diesel tends to rise during each summer and winter. Given our lack of operating history, we do not know yet how these seasonal fluctuations, especially the lows in spring and fall, will affect our results over time.

Growth in the sale and distribution of biodiesel is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, if at all, and the Company’s contemplated operations could be adversely affected by infrastructure disruptions. Substantial development of infrastructure will be required by persons and entities outside the Company’s control for our contemplated operations, and the renewable fuel industry generally, to grow. Areas requiring expansion include, but are not limited to:

▪	additional storage facilities for biodiesel;
▪	expansion of refining and blending facilities to produce biodiesel and form blends with petroleum diesel; and
▪	growth in service stations equipped to handle biodiesel fuels.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis in time to benefit the Company. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for the Company’s contemplated products, impede delivery of those products, impose additional costs on us, or otherwise have a material adverse effect on our results of contemplated operations or financial position. The Company’s contemplated business will be highly dependent on the continuing availability of infrastructure, and any infrastructure disruptions could have a material adverse effect on our business.

We may not be able to compete effectively in the U.S. and foreign biodiesel industries. In the U.S., the Company’s contemplated business would compete with other existing biodiesel producers and refineries. A number of competitors are divisions of substantially larger enterprises and have substantially greater financial resources than the Company has or plans to have, making the larger suppliers more able to weather market volatility, whereas, our smaller size would not. These smaller competitors operate smaller facilities which do not affect the local price of soybeans grown in the proximity to the facility as much as larger facilities. In addition, institutional investors and high net worth individuals could heavily invest in biodiesel production facilities and oversupply the demand for biodiesel, resulting in lower biodiesel price levels that might adversely affect the results of the Company’s contemplated operations and financial position.

Any increase in domestic competition could result in reduced biodiesel prices. As a result, we could be forced to take other steps to compete effectively, if at all, which could adversely affect the results of our contemplated operations and financial position.

The U.S. renewable fuel industry is highly dependent upon federal and state legislation, regulation, and subsidies/incentives and any changes in legislation or regulation or subsidies/incentives could materially and adversely affect the results of the Company’s contemplated operations and financial position.

The cost of producing biodiesel is made significantly more competitive with petroleum diesel by federal tax incentives. The elimination or significant reduction in such federal tax incentives or other programs benefiting biodiesel may have a material adverse effect on the results of the Company’s contemplated operations and financial position. Smaller producers due to lack of bargaining ability and production economies of size are more susceptible to changes in these federal tax incentives.

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

We may not be able to secure the required zoning and permits to operate and produce biodiesel. Although the Company has been granted a provisional permit from the State of Mississippi, there is no guarantee that we will be able to obtain the required zoning and permits to operate and commence production at the levels that are required in order to become profitable. This could significantly affect the Company’s ability to generate revenues and would have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the three months ending March 31, 2008, we identified material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner. As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008 based on the specified criteria. Management has identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes; and 3) need for stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of March 31, 2008 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management and were restructuring the company obtaining new financing, adopting new accounting procedures and discontinuing operations. This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company. Although we believe the time to adapt in the first quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ending March 31, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ending March 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2008 the Company issued 19,763 shares of common stock as compensation having a fair value of $100,000. The shares vest on February 27, 2009. As of March 31, 2008 $9,315 is recorded as compensation.

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant. As of March 31, 2008 $50,100 is recorded as deferred compensation for future consulting services.

The transactions described above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by reason that: (i) no commissions were paid for the issuance of security; (ii) the issuance of such security by the Company did not involve a "public offering"; (iii) the purchasers of each security were sophisticated and accredited investors; (iv) the offerings were not a "public offering" as defined in Section 4(2) due to the insubstantial numbers of persons involved in such sales, size of the offering, manner of the offering and number of securities offered; and (v) in addition, each purchaser had the necessary investment intent as required by Section 4(2) since each purchaser agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering").

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During April 2008, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a shareholder in the Company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $75,000 in semiannual installments.

Mortensen Financial Limited, a shareholder of the Company, has lent the Company an aggregate of $981,556 pursuant to notes as described above (non-convertible notes in the aggregate of $338,000; convertible notes in the aggregate of $643,556).

Item 6. Exhibits

10.3 Universal Bioenergy Inc. promissory note in favor of Mortensen Financial Limited in the amount of $43,555.50 dated as of  March 18, 2007.

10.4 Universal Bioenergy Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated as of April 7, 2007.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.
(Registrant)

Dated: May 30, 2008	By	/s/ Richard Craven
Richard Craven, Chief Executive Officer

Dated: May 30, 2008	By	/s/ James Earnest
James Earnest, Chief Financial Officer