Form 10-K/A
period 2007-12-31
Universal Bioenergy, Inc.
filed 2009-09-04
CIK 1320729

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

279 Old Moody Blvd.
Palm Coast, Florida 32164

(Address, including zip code, of principal executive offices)

(386) 437-7176
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or smaller reporting company
Large Accelerated filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☐          Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). No ☒

State issuer's revenues for its most recent fiscal year: $660 for the fiscal year ended December 31, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold as of  December 31, 2007.

As of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates is:
$112,725,000: (22,500,000 shares at $5.01 per share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of December 31, 2007
Common Stock, par value $0.001 per share	22,500,000

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

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

Palomine Mining, Inc. ("Palomine") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("UBNA"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Recapitalization Agreement (the "Agreement"), dated October 24, 2007, among Palomine, Universal and Mortensen Financial Limited, a shareholder of Palomine ("Mortensen").

As a result of the closing, UBNA became a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of UBNA, Palomine issued to the shareholders of UBNA 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomine contributed 1,800,000 shares of common stock of Palomine to the amount of shares being delivered to UBNA shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company has been changed to Universal Bioenergy, Inc.(UBRG), (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,500,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of UBRG issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and (ii) the authorized shares of UBRG were increased to 200,000,000 shares of common stock with a par value of $0.001 per share; and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

For all the terms and provisions of the Agreement, reference is hereby made to such agreement annexed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007. All statements made herein concerning the foregoing agreement are qualified by references to said exhibit.

History of Universal Bioenergy North America, Inc. (UBNA)

Universal Bioenergy North America, Inc. was formed as a Nevada Corporation on January 23, 2007.

UBNA owns a biodiesel fuel refinery located at Nettleton, Mississippi, acquired from Biodiesel of Mississippi, Inc. through Bankruptcy sale. It was the first biodiesel manufacturing refinery to sell biodiesel to the public in the state of Mississippi. The Plant is located in the northeastern part of the state on 4.3 acres of land that at one time was the home of the old Bunge Grain Elevator facility. During the grain elevator operation time, there was a railway spur constructed to facilitate the movement of huge quantities of various grains.

In 2002, Biodiesel of Mississippi, Inc. ("BMI") acquired the land from the city of Nettleton and started building a biodiesel refinery. The original idea was to construct an economically designed, but highly efficient refinery like a rig in the middle of the sea. The plant started producing the biodiesel during 2004. BMI management had a dispute with their customer/investor(s) over a major operational issue and filed for bankruptcy protection under Chapter-11 in early 2006. The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims and Encumbrances Outside The Ordinary Course Of Business dated 21st  December 2006 (the "Order"), authorized BMI to convey certain property to UBNA.

UBNA entered into a bill of sale with BMI on January 26th, 2007 (the "Bill of Sale") to acquire certain of the assets from BMI, including the fixtures on the land, the refinery and certain equipment, tools and other assets as listed in the Bill of Sale (collectively, the "Assets"). For all the terms and provisions of the Bill of Sale it is attached in its entirety as Exhibit 2.2 to UBRG’s Current Report on Form 8-K as filed on December 14, 2007.

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

UBNA commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were competed by October 2007.

Further, since acquisition of the assets from Bankruptcy, the management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBNA has four 50,000 Gallon each jacketed Reactors, four washing tanks and additional storage tanks.

Management believes its production capacity could reach10 Million Gallons Per Year (MGPY) with the installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY as soon as it can install already acquired additional equipment, excess storage capacity, and additional heating source.

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

REFINERY PLANT

UBRG owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land and provides ample space to expand.

EQUIPMENT

The plant had original capacity to produce about 120,000 gallons of biodiesel per week. However, the plant was never operated consistently at its full production capacity during the period due to lack of sufficient funds and/or washing and storage capacity. The company had two 50,000 capacity reactors, two 12,000 gallon capacity washing tanks and two 50,000 gallon capacity storage tanks.

The Company’s management commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were completed in October, 2007.

Furthermore, since acquisition of the assets from bankruptcy, the management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBRG has four 50,000 gallons each jacketed reactors, with the total capacity to process 120,000 gallons of biodiesel per batch, four wash tanks with total capacity to clean and wash 90,000 gallons of biodiesel per batch, and the required storage tanks.

Management believes its production capacity to reach 10 Million Gallons Per Year (MGPY) with installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY with additional equipment, additional heating source, and storage tanks.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The principal office of the Company is located at 279 Old Moody Road, Palm Coast, FL 32164. Our telephone number at that office is (386) 437-7176.  UBRG owns UBNA which owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land which provides ample space to expand at address 128 Biodiesel Drive, Nettleton MS 38858.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock had been trading on the Over the Counter Bulletin Board ("OTCBB") sponsored by the National Association of Securities Dealers, Inc. under the symbol [POMM.OB] at a bid price of $5.00. On November 14, 2007, the Company effectuated a forward stock split, wherein shares of common stock held by each stockholder of record were automatically increased at the rate of one for five (1 for 5) without any further action on the part of the stockholders and a change of name to Universal Bioenergy, Inc. and is now traded on OTC Pink Sheets under the symbol [UBRG.PK] at a bid price of $5.00.

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

ITEM: 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Universal Bioenergy Inc. (UBRG) formerly Palomine Mining, Inc. ("Palomine") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("UBNA"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Recapitalization Agreement (the "Agreement"), dated October 24, 2007, among Palomine, Universal and Mortensen Financial Limited, a shareholder of Palomine ("Mortensen").

UBNA (now a subsidiary of UBRG) is a start-up Nevada corporation formed on January 23, 2007, for the purpose of operating a maximum capacity 50,000,000 gallons per year (MGPY) biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. We do not expect to generate any revenue until the plant is completely operational. Our board of directors reserves the right to change the location of the plant site, in their sole discretion, for any reason. We anticipate the final plant site will have access to water, truck, and rail transportation.

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

Management believes in the next twelve months approximately $ 2,000,000 of working capital will be needed for operating expenses, and management further believes the company's cash reserves will be insufficient to cover such costs. The company is working with vendors to establish credit for feedstock materials and further plans to raise needed capital through the continued issuance of outstanding shares from the initial offering, revenue from sales of products, and if necessary through additional debt until sufficient production volume can be reached to cover operating costs and debt service. The raising of such capital through stock issuance or debt is uncertain at best due to the present volatility in the marketplace.

Liquidity and Capital Resources

As of December 31, 2007, we have total assets of $12,180218 consisting of good will, equipment and property and current liabilities of $919,883 consisting primarily of short term debt financing. Long term liabilities exist amounting to $1,585,546. Since our inception, we have generated no revenue from operations. For the period from inception to December 31, 2007, we had a net loss of $984,328, primarily due to equipment acquisition, facility improvements, and business start-up costs.

The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. Company management intends to raise additional cash to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained. The Company expects that it will require $ 2,000,000 in order to fund its business for the next 12 months. We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

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

As of December 31, 2007, the Company has a net operating loss carry forward of $984,328 available to offset future taxable income through 2027.

Derivative Liabilities

Convertible debt is accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock , (“EITF 00-19”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the specified criteria. Management has identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes; 3) need for stronger internal control environment and 4) revenue recognition and sales cut-off. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller earlier in 2007. Management took action to replace these positions; however, the small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of December 31, 2007 was the result of several significant changes within the Company.  The organization structure was changing as we hired additional management, and were restructuring the company obtaining new financing, adopting new accounting procedures and discontinuing operations. This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company.  Although we believe the time to adapt in the fourth quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

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

ITEM 8 B.  OTHER INFORMATION

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

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth information about the Company’s officers and directors as of December 31, 2007:

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

For the recent years, Mr. Earnest has been involved with the following companies: August 2006 to May 2007, Mr. Earnest was Project Manager for Tri-State Petroleum and from 1994 to 2005 Co-Owner and Vice-President of Wood Technologies, Inc.

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

For the recent years, Mrs. Plaxico was involved with the following companies: September 1999 to January 2004, Mrs. Plaxico was in Customer Relations at National Bank of Commerce and from October 2004 to April 2006, she was the office manager at Biodiesel of Mississippi, Inc.

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

ITEM 10: EXECUTIVE COMPENSATION

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

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven CEO and Director	2007	0	0	0	0	0	0	0	0
James E. Earnest President and Director	2007	26,585	0	0	0	0	0	0	26,585
Traci Plaxico Secretary	2007	4,454							4,454

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

Employment and Other Agreements

On February 26, 2008, Universal Bioenergy and Dr. Richard Craven entered into an employment agreement whereby Dr. Craven was appointed as Chief Executive Officer and a member of the Board of Directors of Universal. The term of the agreement is for one year. Pursuant to the employment agreement, Dr. Craven will receive a base salary of $60,000 per year and a signing bonus in common stock of Universal with a value of $100,000 (determined on the February 26, 2008) to vest on February 27, 2009. Dr. Craven is also entitled to a performance bonus which is equal to Five Percent (5%) of every One Million Dollars of profit (before taxes) of Universal (One Percent (1%) to be paid in cash; and Four Percent (4%) to be paid in restricted common stock of Universal). Please see Form 8-K as filed by the Company on February 28, 2008.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2007 with respect to the beneficial ownership of the Company's outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The below table is based on 22,500,000 shares of common stock outstanding as of December 31, 2007.

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

As of the time of this 10-KSB filing, 49% of the outstanding shares of the Company are owned by 11 foreign entities in an amount of 1,000,000 shares each (4.45% ownership each). No Form 3, Schedule 13D or Schedule 13G has been filed with respect to such shareholders and the company has relied on the lack of filing of such forms that no shareholder is the beneficial owner of more than its listed holdings (as set forth on the shareholder list) as a result of any contract, arrangement, understanding, relationship or otherwise that would entitle such shareholder to vote or direct the vote of another shareholder and/or investment power (power to dispose, or to direct the disposition of the common stock held by such other shareholder).

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

UNIVERSAL BIOENERGY, INC.
(Registrant)

Dated: September 2, 2009	By	/s/ Richard Craven
Richard Craven, Chief Executive Officer
Dated September 2, 2009	By	/s/James Michael Ator
James Michael Ator, Chief Financial Officer

Universal Bioenergy Inc.
And Subsidiary
(f/k/a Palomine, Inc.)
(A Development Stage Company)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007

PAGE	F-3	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-4	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO DECEMBER 31, 2007.

PAGE	F-5	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) TO DECEMBER 31, 2007.

PAGES	F-6 - F-16	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 10, 2008

Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2007 and January 31, 2007
	December 31,2007	January 31,2007
ASSETS

Current Assets
Cash	135,634	2,820
Prepaid Expenses	176,626	100
Deposits	3,100
Total Current Assets	316,360
Long Term Assets
Goodwill	9,898,787
Total Property and Equipment-Net	1,815,071
Land	150,000
Total Long Term Assets	11,863,858
Total Assets	12,180,218	2,920

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	83,051	6,360
Accrued Expenses	120,559
Convertible loans payable	89,639
Derivative Liability	214,134
Notes Payable	412,500	10,000
Total Current Liabilities	919,883	16,360

Long Term Liabilities
Notes Payable- Related Party	338,000
Notes Payable	1,237,500
Stockholder Advance	10,046
Total Long Term Liabilities	1,585,546	0
Total Liabilities	2,505,429	16,360
Stockholders' Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized, 22,500,000 issued and outstanding	22,500	21,500
Additional paid-in capital	10,636,617	300
Deficit accumulated during the development stage	(41,440)	(41,440)
Net Loss	(942,888)
Total Stockholders' Equity	9,674,789	(3,760)

Total Liabilities and Stockholders' Equity	12,180,218	2920

See Notes to Financial Statements

Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
Consolidated Statement of Operations
For the Period from August 13, 2004 (Inception) to December 31, 2007

	December 31,2007	January 31, 2007	Cumulative
Operating Expenses
Mineral Expenditure-Palomine			11,000
Maintenance and Plant Operations	102,872		102,872
Organization Costs			1,500
Maintenance and Plant Operations-Good Will	52,918		52,918
Salary of Officers	31,039		31,039
Professional Fees	217,184	10,947	240,695
Professional Fees-Good Will	13,900		13,900
G&A	167,952	2,817	173,381
G&A-Good Will	35,190		35,190
Total Operating Expenses included in Good Will	102,008
Total Operating Expenses not included in Good Will	519,047
Total Loss from Operations	621,055	13,764	662,495

Other Income (Expense)
Change in fair value of embedded derivative liability	4,094		4,094
Interest Expense	(32,724)		(32,724)
Interest Expense-Good Will	(82,174)		(82,174)
Sale of scrap-Good Will	607		607
Interest Income-Good Will	2,827		2,827
In Kind	2,400		2,400
Loss From Other Income	26,230
Loss From Other Income-Goodwill	78,741
Total Loss from Other Income	104,970		104,970
Net Loss	940,948	13,764	982,388

Weighted average number of shares outstanding during the period - Basic and Diluted	21,750,000	21,500,000	21,750,000
Net Loss Per Share - Basic and Diluted	(0.04)	(0.01)	(0.05)

See Notes to Financial Statements

Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficiency
For the Period From August 13, 2004 (Inception) to December 31, 2007

All Transactions have been	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Deficit at Development
Adjusted to reflect a five from	Shares	Amount	Shares	Amount	Capital	Stage	Total
One Forward Split
Balance at August 3, 2004 (Inception)
Stock issued for cash
9/8/2004 at .0002			10,000,000	10,000	(8,000)		2,000
10/4/2004 at .0002			6,000,000	6,000	(4,800)		1,200
10/26/2004 at .002			5,000,000	5,000	5,000		10,000
10/29/2004 at .02			500,000	500	9,500		10,000
Net Loss for the period						(6,240)	(6,240)
Balance, 1/31/2005			21,500,000	$21,500	1,700	(6,240)	16,960
Non Cash Services by Director					2,400		2,400
Net Loss for Year	-	-				(21,436)	(21,436)
Balance, 1/31/2006				$21,500	4,100	(27,676)	(2,076)
Non Cash Services by Director					2,400		2,400
Net Loss For Year						(13,764)	(13,764)
Balance, 1/31/2007			21,500,000	21,500	6,500	(41,440)	(13,440)
9,000,000 shares 1.00 bid			1,000,000	1,000	9,000,000		9,000,000
New Issue at 1.00					999,000		1,000.000
Sale of UBNA Stock					500,000		500,000
Cancelled Note					88,046		88,046
Money from acquisition					43,080		43,080
Net Loss for the Year						(942,888)	(942,888)
Balance, for the year ended December 31, 2007		-	22,500,000	$22,500	$10,665,947	(984,328)	9,674,798

See Notes to Financial Statements

Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Periods Ending December 31, 2007, January 31, 2007, and from August 13, 2004 (Inception)
	December 31, 2007		January 31, 2007	Cumulative Period
Cash Flows From Operating Activities:
Net Loss		(942,888)	(13,764)	(984,328)
Interest Income		2,627		2,627
In-kind contribution of services		2,400	2,400	7,200
Sales		607		607
Depreciation/Amortization		14,351		14,351
Imbedded Conversion		(4,094)		(4,094)
Deposits		(4,700)		(4,700)
Accounts Payable		83,051	1,816	83,051
Accrued Expenses		120,559		120,559
Prepaid Expenses		(175,026)		(175,026)
Net Cash Used In Operating Activities		(903,114)	(9,548)	(939,753)

Cash Flows From Investing Activities:
Purchase of fixed assets		1,965,071		1,965,071
Net Cash Provided by Investing Activities		(1,965,071)		(1,965,071)
Cash Flows From Financing Activities:
Derivative Liability		214,134		214,134
UBNA Stock		500,000		500,000
Pal Note		78,046	10,000	88,046
Original Stock Issue		0	0	23,200
Cancellation of Pal Note		(88,046)		(76,987)
Lacroix’s Note		1,650,000		1,650,000
Mortenson’s Notes		639,639		639,639
Mortenson’s Note		10,046		10,046
Net Cash Provided by Financing Activities		3,003,819	10,000	3,037,019

Net Increase in Cash		135,634		138,454
Cash at Beginning of Period		2,820	2,468
Cash at End of Period		138,454	2,820	138,454
Supplemental disclosure of cash flow information:
Cash paid for interest	$		-
Cash paid for taxes	$		-

See Notes to Financial Statements

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (a development stage company) (“UBNA”) was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield Biodiesel fuel and a marketable byproduct of glycerin.

In October 2007, UBNA entered into an Agreement and Plan of Merger (the “Merger Agreement”) with UBRG. In October 2007, UBRG, a then shell corporation, acquired UBNA. On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of UBRG from February 1, 2007 to December 31, 2007 and its wholly-owned subsidiary UBNA from January 23, 2007(Inception) to December 31, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2007, the Company has a net operating loss carry forward of $924,328 available to offset future taxable income through 2027.

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
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

NOTE 2 PROPERTIES AND EQUIPMENT

	2007
	Historical Cost
Property and Equipment	1,715,071
Land	150,000
Building	100,000
		)
Total	1,915,071

Depreciation expense for the period January 23, 2007 to December 31, 2007 was $2,390. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2007.

NOTE 3 STOCKHOLDERS’ EQUITY

A. Common Stock Issued for Cash

During October 2007, the Company issued 1,000,000 shares at $5.00 bid as part of the acquisition of UBNA.

NOTE 4 DETERMINATION OF GOOD WILL

Good Will Calculation of the Acquisition of UBNA by Palomine Mining Inc.
Under FAS 157: assets and liabilities must be valued fair market at the date of the transaction of the acquisition occurred.
Transaction Date: October 27,2007
Closing Date: December 6, 2007
Good Will Formula:
Purchase Price minus Hard Assets plus Liabilities equals good will.

Purchase Price: $10,000,000	(2,000,000 common shares times $5.00 bid)

$10,000,000	minus	$1,978,475	plus	$1,877,262	equals	$9,898,787
Assets
$ 150,000	Property purchased in BR
$ 1,685,395	Equipment and Capital Improvements
$ 100,000	Building
$ 5,909	Prepaid Expenses
$ 3,100	Deposits
$ 34,071	Cash
$ 1,978,475

During January 2007, the Company entered into a $1,650,000 note payable. The interest rate is 6% per annum  plus interest and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 on June and December of each year.

$1,650,000	$99,000	$91,076		Note Payable	$1,650,000
6%		$7,924	January Interest	Accrued Interest	$82,174
12	$8,250	$74,250	Feb-Oct interest	Cash on hand	$43,080
9		$82,174		Operations	$102,008
					$1,877,262

B. In kind contribution

For the period January 1, 2007 to December 31, 2007, a shareholder of the Company contributed office space with a fair value of $2400 (See Note 7).

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

NOTE 5 NOTES PAYABLE

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

During December 2007, the Company received a $10,046 advance from a related shareholder party. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand.

During January 2007, the Company entered into a $1,650,000 note payable. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from January 23 to December 31, 2007, the Company incurred interest expense of approximately $91,676.

Future minimum principle payments are as follows:

2008	$206,250
2009	206,250
2010	206,250
2011	206,250
2012 and thereafter	825,000
Total payments	1,650,000
Less Current portion	(206,250)

$1,443,750

NOTE 6 DERIVATIVE LIABILITY AND CONVERTIBLE NOTE PAYABLE

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

Universal Bioenergy, Inc.
And Subsidiary
(f/k/a Palomine Mining, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
As of December 31, 2007

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date at December 31, 2007:

Exercise price	$3.35-$3.38
Expected dividend yield	0%
Expected volatility	66%
Risk free interest rate	3.82%
Expected life of conversion option	2.83-3.0 years
Expected forfeitures	0%

The following table summarizes the derivative liabilities and convertible notes payable as of December 31, 2007:

Description	Convertible Note Payable	Less: Debt Discount	Convertible Note Payable, net of Debt Discount	Derivative Liability
Motensen Financial	$300,000	$206,267	$93,733	$214,134

Future minimum principle payments are as follows:

2009	$150,000
2010	150,000
Total payments	300,000

NOTE 7 COMMITMENTS

During 2007, as part of the sale of the facility by the bankruptcy court, the Company assumed an agreement entered into by the former operators of the biodiesel facility with the Mississippi Department on Environmental Quality (MDEQ). The agreement requires the Company to deposit $50,000 into a trust fund to be used by the state of Mississippi for closure of the facility in the event the Company ceases operations. In addition, the Company is required to obtain approval from the state of Mississippi and meet certain environmental operating criteria as agreed to in the settlement agreement prior to beginning operations at the facility. Upon removal of certain liquids the MDEQ agreed to dismiss the requirement.

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

On December 17, 2007, the Company entered into a consulting agreement. The Consultant is to be paid $100 per hour of which $50 is in cash and the remaining $50 is in Common Stock. As part of compensation, the Company will issue shares of common stock with a fair value of $50,100 based on the stock price within 45 days of the agreement. The agreement is to be in effect until canceled by either party.

As of December 31, 2007

NOTE 8 RELATED PARTY TRANSACTIONS

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

NOTE 9 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has used cash and equivalents in operations and asset purchases of $10,523,483 from inception and  has a working capital deficiency of $603,523 and has an accumulated deficit during the development stage of $984,328. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently taken to obtain additional funding and begin operations provide the opportunity for the Company to continue as a going concern.

NOTE 10 SUBSEQUENT EVENTS

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

B. Stock issued for services

On February 13, 2008 the Company issued 10,000 shares of common stock for consulting services having a fair value of $50,100 (See Note 6).

C. Appointment of Board Advisors

On January 15, 2008 the Company appointed an individual to the board of advisors for a twelve month period. The Advisor is to be paid $10,000 per month of which $2,500 is in cash and the remaining $7,500 in shares of common stock. Upon the execution of the agreement, the Company will pay an advance of $7,500 and will issue 4,491 shares of Common stock with a fair value of $22,500.

D. Advances

In January 2008, the Company received a $10,000 advance from a related party. The advance is unsecured, non interest bearing and due on demand.