Form 10-K/A
period 2007-12-31
Universal Bioenergy, Inc.
filed 2010-01-05
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from N/A to N/A
Commission File Number:  333-137170

Universal Bioenergy, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-1770378
State of Incorporation	IRS Employer Identification No.

19800 Mac Arthur Blvd. Ste. 300
Irvine, CA 92612
(Address of principal executive offices)

 (888) 263-2009
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)
Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ¨    No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter was $1,213,289.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As April 15, 2008, there were 22,514,191 shares of Common Stock, $0.001 par value per share issued and outstanding.
Documents Incorporated By Reference - None

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A is being filed for the following purposes: Upon reviewing Rule 12b-2 of the Securities Exchange Act of 1934 (the "1934 act"), management determined that Universal Bioenergy, Inc., has issued restate financial statements and updated the filings for 1934 act changes required with this filing. Please note that nothing else has been updated  The restatement reflects a change from a reverse acquisition and recapitalization to a purchase method of accounting.

Universal Bioenergy, Inc.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND JANUARY 31, 2007
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

PART I

As used in this annual report, “we”, “us”, “our”, “Universal”, “Company” or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

ITEM 1.  BUSINESS.

Company History

Palomine Mining, Inc. was incorporated in the State of Nevada in August, 2004. Before closing down all operations in 2007, Palomine's primary business was as an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that it discovered that demonstrate economic feasibility. Palomine had the sole and exclusive right and option to acquire an 80% undivided right, title and interest in and to the mineral property known as the Gab claim.

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

As a result of the closing, UBNA became a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of UBNA, Palomine issued to the shareholders of UBNA 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomine contributed 1,800,000 shares of common stock of Palomine towards the amount of shares being delivered to UBNA shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company has been changed to Universal Bioenergy, Inc.(UBRG), (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,300,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of UBRG issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and (ii) the authorized shares of UBRG were increased to 200,000,000 shares of common stock with a par value of $0.001 per share; and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

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

In 2002, Biodiesel of Mississippi, Inc. ("BMI") acquired the land from the city of Nettleton and started building a biodiesel refinery. The original idea was to construct an economically designed, but highly efficient refinery like a rig in the middle of the sea. The plant started producing the biodiesel during 2004. BMI management had a dispute with their customer/investor(s) over a major operational issue and filed for bankruptcy protection under Chapter-11 in early 2006. The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims and Encumbrances Outside The Ordinary Course Of Business dated December 21, 2006 (the "Order"), authorized BMI to convey certain property to UBNA.

UBNA entered into a bill of sale with BMI on January 26th, 2007 (the "Bill of Sale") to acquire certain assets from BMI, including the fixtures on the land, the refinery and certain equipment, tools and other assets as listed in the Bill of Sale (collectively, the "Assets"). For all the terms and provisions of the Bill of Sale it is attached in its entirety as Exhibit 2.2 to UBRG’s Current Report on Form 8-K as filed on December 14, 2007.

The plant and assets were not in operation during the bankruptcy period. As a result, the facility needed major repair, cleanup, painting and maintenance to get it ready to be brought back into operation. The plant had the original capacity to produce approximately 20,000 gallons of biodiesel per day. However, the plant was never operated consistently at its full production capacity during the period due to or lack of capital and washing and storage capacity. The company had two 50,000 capacity reactors, two 12,000 gallon capacity washing tanks and two 50,000 gallon capacity storage tanks.

UBNA commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance and painting were competed by October 2007.

Further, since the acquisition of the assets from bankruptcy, management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBNA has four 50,000 gallon each jacketed reactors, four washing tanks, and additional storage tanks.

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

Total production shot up from 25 million gallons in 2004 to 250 million last year. Nearly 100 new plants are now under construction

Feedstock costs account for a large percentage of the direct biodiesel production costs, including capital cost and return.  The feed stock will assist the company in moving forward in its development stage commitments.   It takes about 7.6 pounds of soybean oil, which costs about 45 cents per pound, to produce a gallon of biodiesel. Feedstock costs alone, therefore, are at least $3.40 per gallon of soy biodiesel. Fats and greases cost less and produce less expensive biodiesel, as low as $2.00 per gallon. The quality of the fuel is equivalent to soy biodiesel fuel.

REFINERY PLANT

UBRG owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land and provides ample space to expand.

EQUIPMENT

The plant had original capacity to produce about 20,000 gallons of biodiesel per week. However, the plant was never operated consistently at its full production capacity during the period due to a lack of capital and washing and storage capacity. The company had two 50,000 capacity reactors, two 12,000 gallon capacity washing tanks, and two 50,000 gallon capacity storage tanks.

The Company’s management commenced the extensive project of cleaning, painting and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance, and painting were completed in October, 2007.

Furthermore, since the acquisition of the assets from bankruptcy, management acquired additional reactors and tanks to increase the processing, washing and storage capacity. Today, UBRG has four 50,000 gallons each jacketed reactors, with the total capacity to process 20,000 gallons of biodiesel per batch, four wash tanks with total capacity to clean and wash 90,000 gallons of biodiesel per batch, and the required storage tanks.

Management believes its production capacity could reach 10 million gallons per year (MGPY) with the installed equipment. With additional heating sources, management believes that the capacity can be increased to 20 MGPY and is expected to reach production capacity of 50 MGPY with additional equipment, additional heating source, and storage tanks.

PROCESS

Management believes Universal’s economical and efficient processing is a unique processing system. Management estimates that the system will reduce the process time and will be able to produce ASTM grade biodiesel fuel at reduced costs.

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

·
Biodiesel is moved to Universal’s wash system. This is a unique system because it employs intense vibration powered by air. The air is injected in to the fuel by a 4” pipe which is turned down at the bottom of a tank deflected upward which pushes oxygen and water through thousands of tiny holes, placed at specific distance. The oxygen attaches to the water and these tiny bubbles explode on the surface attaching the methanol to the water and falling back to the bottom when the system is turned off. This system scrubs the fuel, removing the excess methanol soap and other impurities, leaving a very clear, light in color, meeting ASTM specification Biodiesel fuel.

·	Specially designed pumps and wash tank completely take out all the impurities and methanol from the biodiesel during a four hour process. Biodiesel is moved to biodiesel storage tanks.

The whole process is expected to be completed in 10 to 12 hours.

LOGISTICS

The plant is located in northeastern Mississippi, about 100 miles south east of Memphis, TN. Memphis is considered as America’s Distribution Center.

The location of the Memphis region has given rise to an important complex of transportation and logistics resources including water, air, road and rail transportation and telecommunications. “North America's Distribution Center,” Memphis is home to the largest cargo airport (Memphis International Airport) in the world, four north-south runways, a Northwest Airlines hub, and the FedEx headquarters/global operations center. In addition to the resources found in the Memphis metropolitan region, the regional cities of Olive Branch (6,000 ft. runway), Millington (8,000 ft. runway), West Memphis (6,000 ft. runway) and Blytheville (11,602 ft. runway) have important general aviation airports. The former Eaker Air Force Base in Blytheville has become a major economic development center in the northern part of the region. The second largest inland port in the country and a series of water ports (including Helena, W. Memphis, N. Memphis and Blytheville Ports) are found along the Mississippi River. The I-40 and I-55 interstates, extending east-west and north-south respectively, position the region at a key crossroad in the interstate highway system. As a result, the Memphis region is also an important trucking hub. With five Class-I railroads (BNSF, UP, CN/IC, CSX, and NS), the region is also an important rail hub. The region's extensive logistic functions also support the Super Terminal and growth of the area's global communications infrastructure. As a result, Memphis is poised to emerge as an important information processing and communications hub.

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

Universal also intends to sell the byproducts from its bio-fuel manufacturing. Although this is not a significant revenue source, it effectively reduces expenses by avoiding disposal costs. For example glycerin is a byproduct of biodiesel manufacturing, and is used in cosmetic industry products, such as soap. The current price of pharmaceutical glycerin is high; however, that is likely to change in the next few years due to an increase in supply from  biodiesel production (and thus an increase of available glycerin). An alternative is for Universal to purchase a glycerin-to-methanol converter. Since methanol is one of the ingredients needed to manufacture biodiesel, producing its own may allow Universal to avoid the expense of purchasing (and transporting) methanol from outside sources-and the cost of the converter would be offset by the cost savings. Although the technology is only one step beyond experimental, it does present a promising alternative.

DISTRIBUTION

Universal is planning to sell biodiesel products to the refineries prior customers, truck stops, local distributors and export to the European market. Universal is also exploring the possibility to distribute their complete production thru a well known and nationally reputed distributor of biodiesel and other biofuel products.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any minerals we may find. We are seeking funding from this offering to provide the capital required for our exploration program. We believe that the funds from this offering will allow us to operate for one year.

Revenues

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectability is probable. Our company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.

Employees

As of December 31, 2007, the Company had 4 employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K/A, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy, and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in August, 2004, and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $8,631,056 from inception to December 31, 2007. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to generate revenues
•	our ability to implement our refinery
•	our ability to reduce costs.

Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Nevada Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

II.  Risks Associated with Our Current Stage of Business

If a market for our common stock does not develop, shareholders may be unable to sell their shares and will incur losses as a result.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this prospectus forms a part. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our August, 2004 report on Form 10-Q for our fiscal period ending January 31, 2006, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending January 31, 2006, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Because We Are Quoted On The Pink sheets Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the Pink Sheets. The Pink Sheets is often highly illiquid. There is a greater chance of volatility for securities that trade on the Pink Sheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
•
Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is presently in the process of clearing outstanding SEC comments.

ITEM 2.  PROPERTIES.

The principal office of the Company is located at  19800 Mac Arthur Blvd. Ste. 300, Irvine, CA 92612 . UBRG owns UBNA which owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land which provides ample space to expand at address 128 Biodiesel Drive, Nettleton MS 38858.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fiscal eleven months ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Universal common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System and can be accessed on the Internet at www.pinksheets.com under the symbol “UBRG.PK.”

At December 31, 2007, there were 22,500,000 shares of common stock of Universal outstanding and there were approximately 21 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2007 – 11 months
First Quarter (January – March 2007)	$00	$.00
Second Quarter (April – June 2007)	$00	$00
Third Quarter (July – September 2007)	$0.005	$0.00
Fourth Quarter (October – December 2007)	$5.05	$5.05

On April 24, 2008, the closing bid price of our common stock was $5.01.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the eleven months ended December 31, 2007. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

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

Forward Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: November 14, 2007 the board of directors authorized a 5-for-1 forward split. This forward split is reflected in the statement of shareholder’s equity for December 31, 2007 by way of a stock dividend.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of UBRG

Eleven Months Ended December 31, 2007 and Year Ended January 31, 2007

Statement of Operations Data	For the Eleven Months Ended	For the Year Ended
	December 31,	January 31,
	2007	2007

Revenues	$-	$-
Operating and Other Expenses	8,589,616	13,764

Net Loss	$(8,589,616)	$(13,764)

Balance Sheet Data:
	December 31,	January 31,

	2007	2007

Cash	$133,177	$2,820
Prepaid Expenses	178,076	5,100
Total Assets	3,910,325	2,920
Current Liabilities	659,231	16,360
Non Current Liabilities	1,831,750	-
Total Liabilities	2,490,981	16,360
Working Capital (Deficit)	(195,798)	(13,440)
Shareholders'Equity (Deficit)	$1,419,344	$(13,440)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K/A.

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

Over the past year and three months, the plant has undergone site improvement and development. General clean up and improvements of the site have taken place utilizing the debt financing previously obtained through LaCroix International Ltd and Mortensen Financial Ltd.

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

We believe our cash balance will not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from this offering. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from this offering. We have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin processing Biodesiel in our refinery. There is no assurance we will ever reach that point.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Revenue Recognition

As the Company is continuing to implement our refinery, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, Biodiesel.  Revenue is recognized when title to of our Biodesiel products and its by-products passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract.

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

The Company's corporate office is located in Phoenix, Arizona and the office is provided free of charge by our Treasurer.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has impaired the goodwill in the purchase of its subsidiary of $8,486,644.  The Company has valued the intangible assets of $1,650,000 with a useful life of ten years.  The Company based that value on the bankruptcy court determination at the time of purchase.  The Company has not impaired these intangible assets since management believes that their existing value is a fair value of the assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Palm Coast, Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2007.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  The Company has not issued any stock for compensation for the years ended December 31, 2007.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable, and related party payable approximate fair value due to their most maturities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Accounting policies subject to estimation and judgment

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

RESULTS OF OPERATIONS

Fiscal Eleven Months Ended December 31, 2007 compared to Year Ended January 31, 2007

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

For the eleven months ended December 31, 2007 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively generate sales, and obtain effective equipment for our biodiesel plant in Mississippi. There are no assurances of the ability of our Company to begin to process biodiesel. The cost of processing biodiesel is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of $8,589,616 for the eleven months ended December 31, 2007. Our losses since our inception through December 31, 2007 amount to $8,631,056.

Liquidity and Capital Resources

We have has maintained a minimum of three months of working capital in our bank account. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, we have succeeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix for any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

Recent Developments

A. Employment Agreement

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is one year. Pursuant to this agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, the officer received a signing bonus of $100,000 based on the value of the Company’s common shares on the effective date of issuance.  That vest one year after issuance. The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

TABLE OF CONTENTS	Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS:
Webb & Company P.A.
Morgan & Company, C.A.
FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 2007 (Restated) and January 31, 2007	F-3

Statements of Operations for the Period from August 13, 2004 (inception) through December 31, 2007 (Consolidated)	F-4

Statements of Stockholders’ Equity (Deficiency) for the Period from August 13, 2004 (inception) through December 31, 2007 (Consolidated)	F-5

Statements of Cash Flows for the Period from August 13, 2004 (inception) through December 31, 2007 (Consolidated)	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Universal Bioenergy, Inc. and Subsidiary
(f/k/a Palomine, Inc.)

We have audited the accompanying consolidated balance sheet of Universal Bioenergy, Inc. and Subsidiary (f/k/a Palomine, Inc.) as of December 31, 2007 (restated), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the period from February 1, 2007 to December 31, 2007 (restated) and the period August 13, 2004 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements  for the year ended January 31, 2007 were audited by other auditors whose report dated May 29, 2007 on these statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from August 13, 2004 (inception) to December 31, 2007 in so far as they relate to amounts for the period through January 31, 2007, are based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Universal Bioenergy, Inc. and Subsidiary (f/k/a Palomine, Inc.) as of December 31, 2007 (restated) and the results of its consolidated operations and its cash flows for the period from February 1, 2007 to December 31, 2007 (restated) and the period August 13, 2004 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has recurring losses from inception of $8,631,056 and negative working capital.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
April 10, 2008, except for note 13, to
  which the date is December 21, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Palomine Mining Inc.
(An exploration stage company)

We have audited the accompanying balance sheet of Palomine Mining Inc. (an exploration stage company) as at January 31, 2007, and the related statements of operations, cash flows, and stockholders’ equity (deficiency) for the year ended January 31, 2007, and for the cumulative period from August 13, 2004 (inception) to January 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at January 31, 2007, and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada	“Morgan & Company”

May 29, 2007	Chartered Accountants

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31, 2007	January 31, 2007
	(Restated)

ASSETS:

CURRENT ASSETS

Cash	$133,177	2,820
Prepaid expenses	178,076	100
Total current assets	311,253	2,920

PROPERTY AND EQUIPMENT, net	1,945,972	-

Intangible assets	1,650,000	-
Deposit	3,100	-

TOTAL ASSETS	$3,910,325	$2,920

LIABILITIES AND STOCKHOLDERS' EQUITY: (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$87,218	6,360
Accrued interest	97,850	-
Convertible note - affiliate	7,867	-
Note payable- affiliate	260,046	-
Note payable	206,250	10,000

Total current liabilities	659,231	16,360

Convertible note - affiliate	300,000	-
Note payable - affiliate	44,000	-
Note payable	1,487,750	-
TOTAL LIABILITIES	2,490,981	16,360

STOCKHOLDERS' EQUITY: (DEFICIENCY):
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 22,500,000 and 4,300,000 issued and outstanding as of December 31, 2007 and January 31, 2007	22,500	4,300
Additional paid-in capital	10,045,900	23,700
Accumulated deficit - development stage company	(8,649,056)	(41,440)
Total stockholders' equity (deficiency)	1,419,344	(13,440)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,910,325	$2,920

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the Eleven Months Ended	For the Year Ended	from August 13, 2004
	December 31,	January 31,	(inception) through
	2007	2007	December 31, 2007
	Consolidated (Restated)		Consolidated

Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	102,803	13,764	144,243
Impairment of assets	8,486,644	-	8,486,644
Total operating expenses	8,589,447	13,764	8,630,887

OTHER EXPENSES:
Interest expense	169	-	169
Total other expense	169	-	169

NET LOSS	$(8,589,616)	$(13,764)	$(8,631,056)

NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.40)	$(0.00)

Weighted average number of shares outstanding	21,574,850	4,300,000

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) THROUGH DECEMBER 31, 2007

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

BALANCE AT AUGUST 13, 2004	-	$-	$-	$-	$-

Common stock issued for cash	4,300,000	4,300	18,900	-	23,200

Net loss	-	-	-	(6,240)	(6,240)
BALANCE AT JANUARY 31, 2005	4,300,000	$4,300	$18,900	$(6,240)	$16,960

Services by director	-	-	2,400		2,400

Net loss	-	-	-	(21,436)	(21,436)
BALANCE AT JANUARY 31, 2006	4,300,000	$4,300	$21,300	$(27,676)	$(2,076)

Services by director	-	-	2,400	-	2,400

Net loss				(13,764)	(13,764)
BALANCE AT JANUARY 31, 2007	4,300,000	$4,300	$23,700	$(41,440)	$(13,440)

Stock dividend	18,000,000	18,000	-	(18,000)	-

In-kind return of shares	(1,800,000)	(1,800)	1,800	-	-

In-kind contribution of rent	-	-	2,400	-	2,400

Shares issued in purchase of subsidiary	2,000,000	2,000	10,018,000	-	10,020,000

Net loss	-	-	-	(8,589,616)	(8,589,616)
BALANCE AT DECEMBER 31, 2007 (Consolidated) (Restated)	22,500,000	$22,500	$10,045,900	$(8,649,056)	$1,419,344

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the Period
	For the Eleven Months Ended	For the Year Ended	from August 13, 2004
	December 31	January 13,	(inception) through
	2007	2007	December 31, 2007
	Consolidated (Restated)		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,589,616)	$(13,764)	$(8,631,056)
Adjustment to reconcile net loss to net cash (used in) operating activities:
In-kind rent	2,400	2,400	7,200
Impairment of goodwill	8,486,644	-	8,486,644
Changes in assets and liabilities:
Prepaid expenses	100	(100)	-
Accounts payable	(6,360)	1,816	-
Accrued expenses	215	-	215
Net cash (used in) provided by operating activities	(106,617)	(9,648)	(136,997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	108,974	-	108,974
Net cash used in investing activities	108,974	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	128,000	10,000	138,000
Net cash provided by financing activities	128,000	10,000	161,200

INCREASE IN CASH	130,357	352	133,177
CASH, BEGINNING OF PERIOD	2,820	2,468	-
CASH, END OF PERIOD	$133,177	$2,820	$133,177

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$169	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash activities

Non-cash operating activity
In-kind rent	$2,400	$2,400
Stock dividend	$18,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC. (A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”) was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin.

In October 2007, UBNA entered into a Purchase Agreement with UBRG. In October 2007, UBRG, a then shell corporation, acquired UBNA. On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan. The purchase was consummated on December 6, 2007.

On March 7, 2008, the Board of Director approved a change in fiscal year end to December 31.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in December 31, 2007. The Company has net losses for the period from inception (August 13, 2004) to December 31, 2007 of $8,631,056 Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced no revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs, and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of UBRG from August 13, 2004 (Inception) to December 31, 2007 and its wholly-owned subsidiary UBNA from December 6, 2007 to December 31, 2007. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectability is probable. The passing of title to the customer is based on the terms of the sales contract.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and January 31, 2007, respectively, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period

Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company has impaired the goodwill recorded on the purchase method of accounting for the acquisition of Universal Bioenergy North America, Inc. by $8,486,644.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Palm Coast, Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000 until December 31, 2007.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based on EITF 96-18 stock issued to consultants as compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The effect of 26,212 shares issuable under convertible notes is anit-Dilutive and not included in Diluted loss per share.

The following table represents the computation of basic and diluted losses per share:

	For the Eleven Months Ended December 31, 2007	For the Year Ended January 31, 2007

Losses available for common shareholders	$(8,589,616)	$(13,764)

Weighted average number of common shares outstanding	21,574,850	4,300,000
Basic loss per share	$(.40)	$(.00)
Fully diluted loss per share	$(.40)	$(.00)
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 22,500,000 are issued and outstanding as of December 31, 2007.

On November 3, 2007, the Company authorized 1,000,000 preferred shares, at $.001 par value and there are no issued and outstanding as of December 31, 2007.

FORWARD SPLIT
On November 3, 2007, the Company authorized a 5 for 1 forward split of its 4,300,000 issued and outstanding which was treated as a stock dividend. After the 5 for 1 forward split the Company has 22,500,000 issued and outstanding on December 31, 2007.

The Company issued 2,000,000 shares in the acquisition of UBNA with a fair value of $10,020,000 and cancelled 1,800,000 shares from a related party.

For the year ended December 31, 2007 the shareholder of the Company contributed $2,400 of services on behalf of the Company

During 2007 a principle stockholder returned 18,000,000 of stock that was treated as a in-kind contribution.

On September 8, 2004, the Company sold 2,000,000 shares of its common stock at $0.001 per share. On October 4, 2004, the Company sold 1,200,000 shares of its common stock at $0.001 per share. On October 26, 2004, the Company sold 1,000,000 shares of its common stock at $0.01. On October 29, 2004, the Company sold 100,000 shares of its common stock at $0.10 per share.

At January 31, 2007, there were no outstanding stock options or warrants.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2007 as follows:

	December 31, 2007	January 31, 2007
Equipment	$1,698,362	$-
Land	150,000	-
Building	100,000	-
Accumulated depreciation	(2,390)	-

Total	$1,945,972	$-

Depreciation expense for the period ended December 31, 2007 was $2,390 (January 31, 2007 - $ NIL). The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2007.

NOTE 7 - ACQUISITON
Palomine Mining, Inc. ("Palomine" or "we") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("Universal"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Agreement (the "Agreement"), dated October 24, 2007, among Palomine, Universal and Mortensen Financial Limited, a shareholder of Palomine ("Mortensen").

As a result of the closing, Universal has become a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of Universal, Palomine issued to the shareholders of Universal 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomino contributed 1,800,000 shares of common stock of Palomine to the amount of shares being delivered to Universal shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company has been changed to Universal Bioenergy, Inc., (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,500,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of Palomine issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and (ii) the authorized shares of Palomine were increased to 200,000,000 shares of common stock with a par value of $0.001 per share; and 1,000,000 shares of preferred stock with a par value of $0.001 per share. As a result the company has treated this acquisition under the purchase method of accounting, whereas the company issued 2,000,000 shares at the five day average of the value of the stock given to the seller. The five day average of the values of stock was $5.01 during the closing of the purchase of the Companies subsidiary Universal Bioenergy North America, Inc.

Prior to the Agreement, Universal Bioenergy North American, Inc. purchased assets out of bankruptcy.  The purchase of those assets determined the value of the stock exchange in the Agreement.

Purchase Price Allocation	December 6, 2007
Tangible Assets Allocation
Land	$150,000
Equipment and capital improvements	1,695,972
Building	100,000
Prepaid expenses	178,076
Deposits	3,100
Cash	108,974
Intangible Asset Allocation
Permits	225,000
Environmental Protection Agency approvals (EPA)	650,000
Mississippi Department of Environmental Quality (MDEQ)	225,000
National Biodiesel Board membership	50,000
Intellectual property rights to operate the refinery	500,000
Liabilities
Accounts payables	(45,533)
Accrued expenses	(83,366)
Convertible notes payables	(307,867)
Notes payables	(1,650,000)
Fair values of net assets	1,533,356
Total Purchase price	10,020,000

Goodwill	$8,486,644

Proforma Statement of Operations:

The Company’s Proforma statement of operations if the companies were consolidated for the 11 month period ended December 31, 2007 would be as follows:

Proforma Statement of Operations

For the Eleven Months ended December 31, 2007

G & A	605,335
Impairment	8,486,644

Total Operation Exp	9,091,979

Net Loss from operations	(9,091,979)

Change in FV Derivative	4,094
Interest Expense	(98,948)
Interest Income	2,827

Total Other expense	(92,027)

Net Loss	(9,184,006)

Proforma Loss per Share	(0.41)

Proforma Weighted avg Shares outstanding	22,500,000

NOTE 8- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2007 acquisitions' respective intangible assets. As of December 31, 2007 the Company recorded intangible assets for a total amount of $1,650,000.  As of December 31, 2007 the Company recorded goodwill for a total of $8,486,644. The Company has assessed this goodwill and has determined that the goodwill was impaired since the company had not generated revenues to substantiate such value.

The Company has not amortized the intangible assets since the Company has not started operation of its refinery and has no revenues through December 31, 2007 and still a development stage company. The Company will calculate the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years. The Company has no operating revenue and believes the goodwill should be impaired. The Company has recorded an impairment of $8,486,644 in 2007.

Goodwill and Intangible Assets	December 31, 2007

Purchase Agreements
Goodwill	$8,486,644
Other Intangible Assets	1,650,000

Total Goodwill and Intangibles Assets	10,136,644

Impairment of Goodwill and Intangible Assets	(8,486,644)
Accumulated Amortization	—

Net Goodwill and Intangible Assets	$1,650,000

NOTE 9– NOTES PAYABLE

Notes payable comprise the following as of:

	December 31, 2007	January 31, 2007
During December 2007, the Company entered into an $88,000 note payable - affiliate. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to December 31, 2007, the Company incurred interest expense of approximately $169	$88,000	$0.00

During October 2007, the Company entered into a $250,000 note payable - affiliate. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2008.	250,000	0.00

During the year ended January 31, 2007 Company received a $10,046 advance from an affiliate. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand.	10,046	10,000

During February 2007, the Company entered into a $1,650,000 note payable. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year.	1,650,000	0.00

Total long-term note payable	1,998,046	10,000
Less current portion	(466,296)	(10,000)
Long-term portion of note payable	$1,531,750	$0.00

Future payments on the notes payable are as follows:

2008	$466,296
2009	250,250
2010	250,250
2011	1,031,250
$1,998,046

NOTE 10– CONVERTIBLE DEBENTURE

	December 31, 2007	January 31, 2007
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

	$307,867	$0.00

Total long-term note payable	307,867	0.00
Less current portion	(7,867)	(0.00)
Long-term portion of note payable	$300,000	$0.00

The unpaid principal amount and accrued interest of this Note shall become immediately due and payable upon the Maturity Date. Principal and interest shall be payable in lawful money of the United States of America in immediately available funds, without any deduction, setoff or counterclaim, at the address of Holder specified herein. This Note shall bear interest on the unpaid principal amount hereof commencing on the date hereof at a rate of 6.5% per annum. Upon the occurrence and during the continuance of an Event of Default, interest shall accrue on the unpaid principal amount of this Note, from the date of such default until the earlier of the date the principal sum is paid in full or, if applicable, the date such default is cured, at the rate of 15% per annum (but not higher than the applicable maximum rate provided by law). Accrued interest on the outstanding principal amount of this Note shall be payable on the Maturity Date, unless accelerated as a result of the occurrence of an Event of Default as set forth below.

The principal amount of this Note may be prepaid, at the option of Maker, in whole at any time, together with all accrued interest upon fifteen (15) days prior written notice to Holder.

Future payments due are as follows:

2008	$7,807
2009	150,000
2010	150,000
$307,867

(a) Conversion. It is anticipated that Maker will enter into an agreement (“Purchase Agreement”) with another company which has shares traded on the an electronic quotation system or other public market (“Public Company”) whereby, in exchange for the majority of the issued and outstanding shares of Public Company, Public Company will acquire (by asset or stock acquisition, merger or otherwise) Maker and the current directors of Maker will, upon closing of the transactions contemplated by the Purchase Agreement (the “Closing”), become the directors and officers of Public Company. At any time prior to the Maturity Date, this Note shall, at the option of the Holder, be convertible into: (i) shares of Maker's common stock, share (the “Private Stock"); or (ii) if following the Closing, shares of common stock of Public Company (“Public Company Stock” and together with Private Stock, “Common Stock”), on the terms and conditions set forth herein. Notwithstanding anything contained in this Note to the contrary, Holder shall have the option, by written notice to Maker, at any time on or prior to the Maturity Date, to convert this Note into that number of fully paid and non-assessable shares of Common Stock determined by dividing all of the unpaid principal due on this Note as of the date of conversion by the result of: (i) the average bid price of the Common Stock of the Maker over the five days prior to the conversion date as quoted on the OTC Bulletin Board or such other trading platform that the Common Stock is traded on the conversion date; multiplied by (ii) 75%.

(b) Issuance of Securities on Conversion. As soon as practicable after conversion of this Note, Maker, at its expense, will cause to be issued in the name of and delivered to the Holder of this Note, a certificate or certificates representing the number of fully paid and nonassessable shares of Common Stock to which Holder shall be entitled on such conversion. No fractional shares will be issued on conversion of this Note. If Holder would otherwise be entitled to a fractional share, Holder shall receive a cash payment equal to the per share price of the Common Stock (subject to adjustment, as applicable) multiplied by the fractional share the Holder would otherwise be entitled to receive.

The initial value of the embedded conversion option was $218,228; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. At December 31, 2007, we recognized interest expense of $11,961. At December 31, 2007, upon measurement, the convertible note payable had a fair value of $214,134. The resulting change in fair value of $4,094 was recorded as a reduction in the derivative liability.

NOTE 11 - INCOME TAXES

The Company adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $8,600,000 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the 11 months period ended December 31, 2007 and year ended January 31, 2007 consist of the following:

		December 31, 2007	January 31, 2007

Current:
Federal	$
State

Deferred:
Federal		$2,759,168	4,422
State		472,313	757
		3,231,481	5,179
Benefit from the operating loss carryforward		(3,231,481)	(5,179)
	$
(Benefit) provision for income taxes, net		-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2007	January 31, 2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation Allowance	(43)%	(43)%

Effective tax rate	0%	0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2007	January 31, 2007

Net operating loss carryforward	3,231,481	5,179
Valuation allowance	(3,231,481)	(5,179)

Deferred income tax asset	$-	-

The Company has a net operating loss carryforward of approximately $8,600,000 however in accordance with IRC 382 the loss is limited to 44% of the loss carryforward.  The loss is limited due the change in control of at least 50%.  This loss of $4,323,477 available to offset future taxable income through 2028.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE – 13 RESTATEMENTS

	December 31, 2007	December 31, 2007	December 31, 2007
	As Originally Reported	As Adjusted	Effect of Change
Assets
Total Assets	$2,260,325	$3,910,325	$1,650,000
Liabilites
Total Liabilities	$2,490,981	$2,490,981	$-
Stockholders' Equity
Accumulated deficit	$(628,292)	$(8,649,056)	$8,020,764
Statement of Operations
Operating expenses	$(524,304)	$(8,589,447)	$8,065,143
Other expenses	$(103,988)	$(169)	$103,819
Net Loss	$(628,292)	$(8,589,616)	$7,961,324
Net Loss per share	(0.05)	(0.40)	(0.29)
Statement of Cashflows
Net Loss	$(628,292)	$(8,589,616)	$7,961,324
Net cash used in operating activities	$(628,507)	$(106,617)	$521,890
Purchase of fixed and intangible assets	$(1,948,362)	$108,974	$2,057,336
Net cash provided by financing activities	$2,710,046	$128,000	$(2,582,046)
Cash – Beginning of the Period	$-
Cash - End of the Period	$133,177	$133,177	$-

The restatement for the eleven months ended December 31, 2007 was from the Company restating its financial statements to the purchase method of accounting for the acquisition of UBNA which was originally accounted for as a reverse merger and recapitalization. The Company recognized the purchase method of accounting because the company acquired less then 51% of the public shell. Due to this change in accounting method the Company only recognized expenses from UBNA for the period that the company acquired the subsidiary on December 6, 2007 to December 31, 2007.

NOTE 14 – SUBEQUENT EVENTS

A. Employment Agreement

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The agreement renews annually so that at all times, the term of the agreement is for one year. Pursuant to this agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. (In addition, the officer received a signing bonus of $100,000 based on the value of the Company’s common shares on the effective date of issuance.)  That vest one year after issuance. The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

*  *  *  *  *  *

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer originally concluded that our disclosure controls and procedures were effective as of December 31, 2007.

However, our Chief Executive Officer has concluded that our disclosure controls and procedures as of September 4, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below and other factors related to the Company’s financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness. The primary concern was the filing of our form 10K/A without Board of Directors approval and without approval from our independent auditors. The other area of concern was the proper internal signature by the Board of Directors for all filings that are issued. The Company further did not properly record the acquisition of UBNA as the purchase method of accounting and recorded it as a reverse merger and recapitalization.  The acquisition was less than 51% and should have been recorded as the purchase method of accounting.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant.

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K/A.

Changes in Internal Control Over Financial Reporting

During the fiscal 11 months ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Richard D. Craven	46	Chief Executive Officer, Director, Principal Executive Officer, Principal Financial Officer
James Earnest	51	President and Director
Traci Plaxico	37	Secretary

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1

ITEM 11.  EXECUTIVE COMPENSATION

General.  Mr. Richard Craven serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the 11 months ended December 31, 2007 and year ended January 31, 2007 compensation awarded to, paid to, or earned by, Mr. Richard Craven, Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

December 31, 2007 and January 31, 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)

Richard Craven	to December 31, 2007 to January 31, 2007	0 0		0 0	0 0	0 0	0 0	0 0	0 0

James Earnest, CEO	to December 31, 2007 to January 31, 2006	26,585 0		0 0	0 0	0 0	0 0	0 0	26,585 0

December 31, 2007 and January 31, 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Exercisable	Unexercisable
Richard Craven	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
James Earnest	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

December 31, 2007 and January 31, 2007 OPTION EXERCISES AND STOCK VESTED TABLE

December 31, 2007 and January 31, 2007 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Richard Craven		0 0	0 0	0 0
James Earnest		0 0	0 0	0 0

December 31, 2007 and January 31, 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Richard Craven	0 0	0 0	0 0	0 0	0 0
James Earnest	0 0	0 0	0 0	0 0	0 0

December 31, 2007 and January 31, 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven	0 0	0 0	0 0	0 0	0 0	0 0	0 0
James Earnest	0 0	0 0	0 0	0 0	0 0	0 0	0 0

December 31, 2007 and January 31, 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Richard Craven	to December 31, 2007 to January 31, 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0
James Earnest	to December 31, 2007 to January 31, 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0

December 31, 2007 and January 31, 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Richard Craven	to December 31, 2007 to January 31, 2007	0 0	0 0	0 0	0 0	0 0
James Earnest	to December 31, 2007 to January 31, 2007	0 0	0 0	0 0	0 0	0 0

December 31, 2007 and January 31, 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Richard Craven	Basic salary						-
James Earnest	Basic salary

Traci Plaxico	Basic salary

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.
.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table lists stock ownership of our Common Stock as of April 24, 2008, based on 22,500,000 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Richard Craven	Common Stock	0	0%

James Earnest	Common Stock	0	0%
Tracy Plaxico		0	0%
All Officers and Directors As a Group (3 persons)	Common Stock	0	0%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

 As of the time of this 10-K/A filing, 49% of the outstanding shares of the Company are owned by 11 foreign entities in an amount of 1,000,000 shares each (4.45% ownership each). No Form 3, Schedule 13D or Schedule 13G has been filed with respect to such shareholders and the company has relied on the lack of filing of such forms that no shareholder is the beneficial owner of more than its listed holdings (as set forth on the shareholder list) as a result of any contract, arrangement, understanding, relationship or otherwise that would entitle such shareholder to vote or direct the vote of another shareholder and/or investment power (power to dispose, or to direct the disposition of the common stock held by such other shareholder).

 Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $ .001 and 1,000,000 preferred shares, par value $.001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Preferred Stock

The Company authorized 1,000,000 shares of preferred shares at a $.001 par value and no shares are outstanding as of December 31, 2007.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Options and Warrants:

 As of December 31, 2007 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2007, the Company has one convertible debt that will convert at the discretion of the Board of Directors.

Transfer Agent

On June 1, 2006, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number Corporate Stock Transfer 3200 Cherry Lane, Denver CO, 89009, Telephone (303) 282-4800, Fax (303) 282-5800.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During December 2007, the Company entered into an $88,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to December 31, 2007 the Company incurred interest expense of approximately $169.

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

During October 2007, the Company entered into a $250,000 note payable with a related party. The interest rate is 6.5% per annum. The note is unsecured and requires payment of accrued interest and principal by December 31, 2008. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $22,000 in semiannual installments.

During the year ended December 31, 2007, the Company received a $10,046 advance from a related party. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

For the year ended December 31, 2007 the shareholder of the Company contributed $2,400 of rent on behalf of the Company

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Webb & Company PA for professional services rendered for the audit of the Company’s annual financial statements for 11 months ended December 31, 2007 and by Morgan and Company for the year ended January 31, 2007  approximated $20,363 and $12,000 respectively. The aggregate fees billed by Webb & Company PA for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2007 and by Morgan and Company for the year ended January 31, 2007 approximated $7,500 and $3,000 per year.

Audit-Related Fees.  The aggregate fees billed by Webb & Company PA for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal 11 months ended December 31, 2007 and by Morgan and Company for the year ended January 31, 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Webb & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal 11 months ended December 31, 2007 and by Morgan and Company for the year ended January 31, 2007 were $0 and $0.

All Other Fees.  The aggregate fees billed by Webb & Company, PA for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal 11 months ended December 31, 2007 and by Morgan and Company for the year ended January 31, 2007 approximated $0 and $0 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K/A for its 2007 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibit No.		Exhibit
2.1
The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21 st  December 2006 (the “Order”). (3)

2.2		Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
3.3		Amendment to Articles of Incorporation (2)
5.1		Consent of Morgan & Company Chartered Accountants
10.1		Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, Inc., and Mortensen Financial Limited dated October 24, 2007. (2)
10.2
Universal Bioenergy North America, Inc. promissory note in favor of LaCroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)

10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven. (4)
14.1	*	Code of Ethics
21	*	Subsidiaries
31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(2)      Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)      Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)      Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Universal Bioenergy, Inc.

Date: January 4, 2010	By:	/s/ Richard Craven
Richard Craven
Chief Executive Officer (Principle Executive Officer, Principal Financial Officer), and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Craven
Richard Craven
Director, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer), and President

By:	/s/ Soloman Ali
Soloman Ali
Director

By:	/s/ Vince Guest
Vince Guest
Director