Form 10-Q/A
period 2008-03-31
Universal Bioenergy, Inc.
filed 2010-02-19
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
1st Amendment
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-123465

UNIVERSAL BIOENERGY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-1770378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19800 Mac Arthur Blvd. Suite 300
Irvine, CA  92612
(Address, including zip code, of principal executive offices)

(888) 263-2009
(Issuer’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☐           Non–Accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 16, 2010
Common stock, $0.001 par value	30,325,000
EXPLANATORY NOTE
This Amended Quarterly Report on Form 10-Q/A is being filed for the following purposes: Upon reviewing Rule 12b-2 of the Exchange Act, management determined that Universal Bioenergy, Inc., has issued restate financial statements and updated the filings for the Securities Exchange Act of 1934 changes required with this filing.  Please note that nothing else has been updated  The restatement was a change from a reverse acquisition and recapitalization to a purchase method of accounting based on comments received by the Securities and Exchange Commission.

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q/A FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND APRIL 30, 2007 GIVING THE
EFFECT OF THE CHANGE IN YEAR END.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
ASSETS: (Substantially pledged)		Restated
	March 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	$3,402	$133,177
Prepaid expenses	-	178,076
Total current assets	3,402	311,253

PROPERTY AND EQUIPMENT	290,000	1,945,972

Intangible assets	-	1,650,000
Deposit	3,100	3,100
TOTAL ASSETS	$296,502	$3,910,325

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,533	$87,218
Accrued interest	132,712	97,850
Convertible note, net of debt discount - affiliate	126,491	-
Derivative liability - affiliate	-	7,867
Note payable- affiliate	404,047	304,047
Note payable	1,650,000	162,250

Total current liabilities	2,358,783	659,231

Derivative liability - affiliate	230,629	300,000
Note payable - affiliate	44,000	44,000
Note payable	-	1,487,750
TOTAL LIABILITIES	2,633,412	2,490,981

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 22,510,000 and 22,500,000 issued and outstanding as of March 31, 2008 and December 31, 2007	22,510	22,500
Additional paid-in capital	10,096,590	10,045,900
Accumulated deficit - development stage company	(12,456,009)	(8,649,056)
Total stockholders' equity	(2,336,909)	1,419,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,502	$3,910,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31,	April 30,	(inception) through
	2008	2007	March 31, 2008
	Consolidated		Consolidated

Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	257,225	13,294	399,078
Sales and marketing expenses	25,121	-	25,121
Depreciation and amortization expense	-	-	2,390
Impairment of assets	3,484,048	-	11,970,692
Total operating expenses	3,766,394	13,294	12,397,281

OTHER (INCOME) AND EXPENSES:
Interest expense	40,559	-	40,728
Total other expense	40,559	-	40,728

NET LOSS	$3,806,953	$13,294	$12,438,009

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.17	$0.00

Weighted average of shares outstanding	22,509,778	4,300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31	April 30	(inception) through
	2008	2007	March 31, 2008
	Consolidated		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,806,953)	$(13,294)	$(12,438,009)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	600	600	7,800
Impairment of assets	3,484,048	-	11,970,692
Common stock issued for services	50,100		50,100
Changes in assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	(41,685)	10,176	(41,685)
Accrued expenses	34,861	-	35,076
Notes payable	-	-	-
Net cash used by operating activities	(279,029)	(2,518)	(416,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	149,254	-	287,254
Net cash provided by financing activities	149,254	-	310,454

INCREASE IN CASH	(129,775)	(2,518)	3,402
CASH, BEGINNING OF YEAR	133,177	2,820	-
CASH, END OF YEAR	$3,402	$302	$3,402

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements, the Company is in the development stage with limited resources, and had a loss as of March 31, 2008 of $3,806,953 and accumulated loss since inception of $12,438,009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations, development and sale of Bio Diesel. The Company cannot reasonably be expected to earn revenue in the development stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 -  ORGANIZATION

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The condensed consolidated financial statements include the accounts of Universal Bioenergy, Inc. and Universal Bioenergy North America, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances. in accordance with Topic 605 “Revenue Recognition in Financial Statements”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company impaired its intangible assets by 1,650,000 as the impairment was due to the expirations of permits and Environmental Protection Agency status.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were events or changes in circumstances that necessitated an impairment of long lived assets.   The Company impaired its long lived assets based on the value of the Land, Equipment and building facility by $1,655,972.  Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesil production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2008, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Irvine California.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share, because the effects of the additional securities, a result of the net loss would be anti-dilutive.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Derivative Liabilities

Convertible debt is accounted for in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“Topic 815”) and ASC Topic 815. 40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“Topic 815.40”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

 Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three months ended March 31, 2008 and April 30, 2007 advertising expense was $1,154, and $0, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended March 31, 2008, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

NOTE 5 STOCKHOLDERS’ EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 22,500,000 are issued and outstanding as of December 31, 2007.

On November 3, 2007, the Company authorized 1,000,000 preferred shares, at $.001 par value and there are no issued and outstanding as of December 31, 2007.

FORWARD SPLIT

On November 3, 2007, the Company authorized a 5 for 1 forward split of its 4,500,000 issued and outstanding treated as a stock dividend. After the 5 for 1 forward split the Company has 22,500,000 issued and outstanding on December 31, 2007.

The Company issued 2,000,000 shares in the acquisition of UBNA and cancelled 9,000,000 shares from a related party.

Common Stock Issued for Cash

During January 2007, the Company issued 10,000,000 shares of common stock for $500,000.

Common Stock Issued for Services

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant. As of March 31, 2008 $50,100 is recorded as deferred compensation for future consulting services.

In kind contribution

For the three months ended March 31, 2008, a shareholder of the Company contributed office space with a fair value of $600 and there was not consideration paid or owed for this contribution.

For the year ended December 31, 2007, a shareholder of the Company contributed office space with a fair value of $600 and there was not consideration paid or owed for this contribution.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2008 and December 31, 2007 as follows:

	March 31, 2008	December 31, 2007
Equipment	$165,000	$1,698,362
Land	50,000	150,000
Building	75,000	100,000
Accumulated depreciation		(2,390)

Total	$290,000	$1,945,972

Depreciation expense for the three months ended March 31, 2008 and period ended December 31, 2007 was $0 and $2,390 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of March 31, 2008.

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

Proforma Statement of Operations:

The Company’s Proforma statement of operations if the companies were consolidated as of January 1, 2007 would be as follows:

Proforma Statement of Operations
For the Twelve Months ended December 31, 2007
Operating Expenses
General & Administrative	$527,393
Total Operating Expense	527,393
Other Income (Expenses)
Fair value of derivative	4,094
Interest Expense	(110,909)
Interest Income	2,827
Total Other Income (Expenses)
Net Loss	$(631,381)

NOTE 8- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2007 Acquisitions' respective intangible assets. As of December 31, 2007 the Company recorded intangible assets for a total amount of $1,650,000.

The Company has not amortized the intangible assets since the Company has not started operation of its Refinery and has no revenues through March 31, 2008 and still a development stage company. The Company will calculate the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years.

Intangible Assets	March 31, 2008	December 31, 2007

Other Intangible Assets	$1,650,000	$1,650,000

Total Intangibles Assets	1,650,000	1,650,000

Impairment Intangible Assets	(1,650,000)	-
Accumulated Amortization	-	-

Net Intangible Assets	$-	$1,650,000

NOTE 9 – CONVERTIBLE DEBENTURE

	March 31, 2008	December 31, 2007
During October 2007, the Company issued a $300,000 convertible note payable. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $75,000 in semiannual installments.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$201,349	$307,867

On March 18, 2008, the Company issued a $43,556 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the three months ended March 31, 2008 the Company recognized interest expense of approximately $99. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	29,280	-

Total long-term note payable	230,629.	307,867
Less current portion	-	7,867
Long-term portion of note payable	$230,629	$300,000

For the above convertible notes, pursuant to ASC Topic 470, the Company first reviewed and determined that no beneficial conversion feature existed. The Company then evaluated the convertible notes to determine if there was an embedded conversion option requiring bifurcation under ASC Topic 815 and ASC Topic 815.40. We determined that fair value accounting for an embedded conversion option was required and that a derivative liability would be recorded. The fair value of the conversion option is initially computed at its issuance date, then on subsequent reporting periods, marked-to-market. The change in fair value is recorded in the statement of operations. Upon conversion of a derivative instrument, the instrument is marked to fair value at the conversion date and the related fair value is reclassified to equity.

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

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of March 18, 2008:

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

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of October 31, 2007 and March 31, 2008, respectively:

Exercise price	$3.75 and $3.76
Expected dividend yield	0% and 0%
Expected volatility	66% and 66%
Risk free interest rate	3.82% and 1.71%
Expected life of conversion option	2.83 and 2.58 years
Expected forfeitures	0% and 0%

The following table summarizes the derivative liabilities and convertible notes payable as of March 31, 2008:

Description	Convertible Note Payable	Less: Debt Discount	Convertible Note Payable, net of Debt Discount	Derivative Liability
Mortensen Financial	$300,000	$188,078	$111,922	$201,349
Mortensen Financial	$43,556	$28,987	$14,569	$29,280
Total	$343,556	$217,065	$126,491	$230,629

At March 31, 2008 future minimum principle payments are as follows:

2009	$171,778
2010	171,778
Total payments	343,556

NOTE 10 – NOTE PAYABLE AND NOTE PAYABLE AFFILIATES

Notes payable affiliates comprise the following as of:

	March 31, 2008	December 31, 2007
During December 2007, the Company entered into an $88,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $1,599. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$88,000	$88,000

During October 2007, the Company entered into a $250,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $6,771. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	250,000	250,000

During December 2007, the Company received a $10,046 advance from an affiliate. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	10,047	10,047

In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	-
Total long-term note payable	448,047	348,047
Less current portion	404,047	304,047
Long-term portion of note payable	$44,000	$44,000

Notes payable comprise of the following as of:

	March 31, 2008	December 31, 2007
During January 2007, the Company entered into a $1,650,000 secured note payable. The note payable is secured by all assets of the Company. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to March 31, 2008, the Company incurred interest expense of approximately $116,359.  The Company is delinquent and was required to make its first semi annual payment on March 31, 2008 and has not.  The note is accordingly classified as current.
	$1,650,000	$1,650,000
Total long-term note payable	1,650,000	1,650,000
Less current portion	1,650,000	162,250
Long-term portion of note payable	$-	$1,487,750

As of March 31, 2008, future minimum principle payments are as follows:

2008	$206,250
2009	206,250
2010	206,250
2011	206,250
2012 and thereafter	825,000
Total payments	1,650,000
Less Current portion	(1,650,000)

The Company is delinquent on all required payments	$-

NOTE 11	COMMITMENTS

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The employment agreement renews annually. Pursuant to this employment agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer was to have received a signing bonus of 19,763 shares of Company common stock with a fair value of $100,000 based on the value of the Company’s common stock on the effective date of the agreement.  The officer never received the shares of Company common stock and the $100,000 stock bonus was converted to a note payable at no interest.  As of March 31, 2008 the note payable is still outstanding.  The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

1.	For every $1,000,000 in Company’s profit the Executive is eligible for an annual performance bonus equal to 1% of the profit in cash and 4% of the profit on Common Stock.

2.	For each successfully completed Transaction, which includes a merger or acquisition, the Company will pay 1% of the transaction value, of which 10% is to be paid in cash and 90% in Common Stock.

On January 15, 2008 the Company appointed a board of advisors for a twelve month period. The Advisors are to be paid a total of $10,000 per month of which $2,500 is in cash and the remaining $7,500 in shares of common stock. Upon the execution of the agreement, the Company paid an advance of $7,500 and will issue 4,491 shares of Company common stock with a fair value of $22,500. For the quarter ended March 31, 2008; $18,750 is recorded as a consulting expense.  The Company never issued the shares of Company common stock and the Company and the parties terminated the contract in January 2008.

During 2007, as part of the sale of the facility by the bankruptcy court, the Company assumed an agreement entered into by the former operators of the biodiesel facility with the state of Mississippi Commission on Environmental Quality. The agreement requires the Company to deposit $50,000 into a trust fund to be used by the state of Mississippi for closure of the facility in the event the Company ceases operations. In addition, the Company is required to obtain approval from the state of Mississippi and meet certain environmental operating criteria as agreed to in the settlement agreement prior to beginning operations at the facility. As of the date of this report, the Company has not completed its obligations to the state of Mississippi and has not received approval to begin operations

On November 20, 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The term of the services to be provided is from November 20, 2007 to October 22, 2008. As compensation for services received the Company is required to pay an annual fee of $200,000, a staffing fee up to $78,000 per month, a $10,000 travel and other expense allowance, and up to $30,000 per month for two months of Internet Campaign. For the period ended March 31, 2008 $116,655 has been recorded as a prepaid expense.  The Company and the parties mutually terminated this agreement early January 2008.

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

NOTE 12     RELATED PARTY TRANSACTIONS
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

During December 2007, the Company entered into an $88,000 note payable with Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $22,000 semiannual installments. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $1,599.

During October 2007, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $8,125.

During October 2007, the Company entered into a $250,000 note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to March 31, 2008 the Company incurred interest expense of approximately $6,771.

For the three months ended March 31, 2008, a shareholder of the Company contributed office space with a fair value of $600.

During the year ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

For the year ended December 31, 2007 the shareholder of the Company contributed $600 of services on behalf of the Company.

NOTE 13	SUBSEQUENT EVENTS

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

In September 2008 the Company allowed the temporary operating permits to expire, effectively discontinuing the biodiesel operation.

In September 18, 2008 the Company converted $2,539,904 of Notes payables to Lacroix International Holdings, Ltd. in the amount of $1,818,913 of principle and accrued interest for 82,500 preferred Series B shares, Mortenson Financial Ltd. in the amount of $720,992 of principle and accrued interest for 49,580 of preferred Series B shares.

On September 18, 2008 Mortenson Financial Ltd converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

On September 29, 2008 the Company issued 7,500 common shares to Traci Placo for services rendered as officer and director of the Company.  The shares were trading at $.1185 per share and the Company expensed $889.

On September 29, 2008 the Company issued 7,500 common shares to James Earnest for services rendered as officer and director of the Company.  The shares were trading at $.1185 per share and the Company expensed $889.

On April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with a total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

In March 2009 the Company entered into a Lease Agreement with MIPCO.  The lease with MIPCO required the Company to retrofit the building and update the permits.  MIPCO paid a deposit of $10,000 and failed to fulfill the Agreement and the Lease Agreement has been terminated.

On September 30, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $492,500 was expensed to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A 2nd Amendment for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Universal Bioenergy North America, Inc. is a start-up Nevada corporation formed on January 23, 2007 which was acquired by Universal Bioenergy, Inc. ( the “Company”) in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. We do not expect to generate any revenue until the plant is completely operational. As of the date of this report, we have not manufactured any biodiesel fuel.

Based upon estimates of management, the plant will be able to produce annually approximately 10 million, 20 million, and 50 million gallons of fuel grade biodiesel from soybean oil (or other suitable feedstock) per the first 12, 24, and 36 month periods respectively after the start of production pending successful raising of capital for feedstocks, reagents, and equipment expansion. Additionally, the plant will produce corresponding amounts (10% by biodiesel production volume) of marketable glycerin. As of the date of this report, we are still in the development phase, and until the proposed biodiesel plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the biodiesel plant is operational.

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

Provisional permits from the State of Mississippi were received in May 2008, but start date of actual production can not be accurately predicted based on current economic environment in the marketplace. The provisional permits allow the processing of typical batch sizes to characterize the waste water emissions that will be produced. Testing of these emissions will determine the necessary pre-treatment (if any) required before disposal into local sewage system (subsequent to final connection to our system) or have the waste water transported to larger treatment facilities in a nearby city. With a formalized plan for handling the waste water, management feels confident that full permitting will be obtainable but are not certain of the time it will take.

The high cost of virgin feedstock materials makes it unprofitable to use these as sole or primary feedstock choices. Alternative feedstock types are being investigated which are at a lower cost than the virgin feedstocks, but the high cost of similar commodities has also increased the cost of these feedstock sources. If sufficient quantities can be located and favorable price including shipping negotiated, the process operation can produce revenues in excess of processing costs. Management anticipates that allocated funds from recently acquired debt from Mortensen Financial Limited, a shareholder and substantial debt holder of the Company, will be sufficient to acquire feedstocks, reagents, and manufacturing costs for approximately two batches (20-24,000 gallons each). The revenues from the sale of the fuel once the State approves the fuel can be then cycled to acquire additional feedstocks and reagents to continue a low volume processing level (significantly less than the 10 million gallons per year). As of the date of this report, the Company has no agreements to sell any of its products once production begins nor secured economically viable feedstock sources. Management anticipates that in order to reach sustainable profitability, a monthly volume in excess of 300,000 gallons will be required. Management believes in the next twelve months approximately $4,000,000 of working capital will be needed with the greatest portion allocated for feedstock and reagent costs including shipping with an estimated average cost of $3,000,000 barring extreme fluctuations in commodity prices; further anticipated equipment acquisitions, installation, and site modifications based on effluent emission results and fuel quality estimated at $400,000; and normal operating overhead expenses of $600,000. This capital will bring production close to the 10 MGPY first-stage level. The Company can give no assurances as to the success of or the time it will take to raise the necessary capital; therefore, Universal may not be able to meet the first-stage production goal within the twelve month period slated or predict how long it will take to achieve the first-stage goal.

Over the past year and three months, the plant has undergone site improvement and development. General clean up and improvements of the site have taken place utilizing the debt financing previously obtained through LaCroix International and Mortensen Financial Limited, related parties.

An environmental order allowing provisional permitted production was received from the State of Mississippi Department of Environmental Quality in May 2008 to allow the Company to begin processing and scale-up phase of production to reach the nominal first-stage 10 million gallons per year (MGPY) goal subject to confirmation of effluent emissions. Pending confirmation of these effluent emissions (or appropriate treatments of emissions) from the State of Mississippi after production has started and verification of fuel quality, the plant will work to increase production to the meet the first-stage goal over the subsequent twelve month period. During this early stage, Universal is planning to sell biodiesel products to the refinery's prior customer base, truck stops, and local distributors. We currently do not have any agreements to sell its biodiesel products.

In an attempt to satisfy the provisional permit requirements for processing, management has sought feedstocks that would allow economical production of biodiesel and allow characterization of effluent emissions as required. Virgin feedstock plant oils increased in price to a point that made using them as a primary feedstock uneconomical for the company. Lower cost feedstock sources were sought and a supplier identified that could supply waste vegetable oils for our trial processing runs. Upon receiving the initial shipment of feedstock, it was found that the material did not meet the required quality specifications to allow production of biodiesel that would meet American Society Of Testing And Materials specifications using the present production equipment on site. During further attempts to identify a new supplier, the time limitations for the provisional permits expired in September 2008. Due to the high cost of feedstocks at that time and the economic downturn in the biofuels marketplace, it was deemed by management unprofitable to pursue production of biodiesel until feedstock costs became more economically practical or petroleum prices rising to a point that would make biodiesel more competitive overall in the marketplace. There is no certainty as to when such conditions will exist if at all.

Management anticipates that as production is scaled up to the 20 MGPY level and above when the market conditions improve, pending the raising of sufficient capital in subsequent months after the first-stage goal is reached, export to the European market is expected with the higher production volume as it is anticipated that this production volume will exceed the needs of the local/regional distribution area. Scale-up of the facility to the first and second stage goal is subject to securing sufficient funding to cover capital expenditures and feedstock costs for this expansion of production capacity.

Expansion of the plant to increase production capacity to the second-stage goal of 20 MGPY using already acquired equipment and subsequent purchases and installation will require the successful raising of further capital through further stock offerings and additional debt if necessary. There is no certainty that this capital can be raised.

Reaching the 20 MGPY second-stage production level will require additional storage capacity of both pre and post processing materials and products and improvements to logistics on the site. Not all costs have been  determined or quoted to achieve this stage; however, Management estimates such cost to be between $500,000 and $1,000,000, but information and pricing regarding costs is still being acquired and may vary greatly from the stated estimates. To reach the 50 MGPY third-stage production level will require further expansion of storage capacity and the building of a rail spur at the site or require additional land purchase adjacent to the site, which in preliminary discussions with knowledgeable rail transportation personnel could cost as much as $1,000,000 for such a rail spur not including land costs. With this in mind and in the present volatile economic environment, management is contemplating the need to move the plant to a location better suited logistically for the necessary movement of large volumes of materials and products in and out of the facility, making more possible the attainment of the higher production level goals. This likely will require the plant to be located near an active waterway or port to allow barge transport of materials and products. Costs for such a move have not been investigated to date.

Management further believes our  cash reserves will be insufficient to cover such costs for the next 12 months and may require restructuring its present debt. The Company is working with vendors to establish credit for feedstock materials and further plans to raise needed capital through the further sale of stock in the Company, revenue from sales of products, and if necessary through additional debt financing until sufficient production volume can be reached to cover operating costs and debt service. The raising of such capital through stock issuance, proceeds, or debt is uncertain at best due to the present volatility in the marketplace primarily in feedstock and transportation costs. Failure by the Company to raise the required capital will limit the overall production capacity of the site and the Company will not be able to sustain the losses incurred due to the limited production.

The economic uncertainty in the present economy and biofuels marketplace necessitated that management determine a new direction for our company in order to secure and increase shareholder value. In December 2009, management decided to diversify the direction and product/service offerings of our company. These include development of feedstock programs for biofuels to better stabilize and reduce feedstock costs, seek other value-added products from biodiesel production byproducts, and seek merger and acquisitions that will allow diversification into solar, wind, synthetic fuels, energy efficiency technology, and other related technologies and services that can better facilitate the development of a vertically integrated energy production/service company. Management is seeking acquisition and merger candidates and other companies that can play a synergistic role in our diversification strategy and increase shareholder value. There is no certainty that such candidates and companies will or can be found and if found, successfully acquired or merged into our company.

Results of Operations

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of March 31, 2008 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

For the three months ended March 31, 2008 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities. There are no assurances of the ability of our Company to begin to start refining feedstock. The cost of modifying our refinery is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $3,806,953 from January 1, 2008 to March 31, 2008. Our losses since our inception through March 31, 2008 amount to $12,438,009.

Part of these losses and need for impairment as determined by management is due in part to a decrease in value of assets related to the economic downturn in the local area and in the commercial real estate marketplace. Management feels that there has been a 30% or greater reduction in the value of real property at the Nettleton, MS plant site due to these conditions. There is no guarantee that such asset reduction will be recouped as economic conditions improve.

Liquidity and Capital Resources

As of March 31, 2008, our current assets were $3,402, as compared to $311,253 at December 31, 2007. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as Chief Executive Officer and associated expenses pursuant to his employment agreement, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of March 31, 2008, our current liabilities were $2,358,783, as compared to $659,231 at December 31, 2007. The LaCroix note is classified as current since it is in default.

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $416,026 from inception, a working capital deficiency of $2,355,381. and has an accumulated deficit during the development stage of $12,438,009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Debt

Non-Convertible

During December 2007, we entered into an $88,000 note payable in favor of Mortensen Financial Limited, a shareholder of our company. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $22,000 in semiannual installments. During the period from inception to March 31, 2008, we incurred interest expense of approximately $1,599.

During October 2007, we entered into a $250,000 note payable in favor of Mortensen Financial Limited, a shareholder our company. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to March 31, 2008, we incurred interest expense of approximately $6,771.

During January 2007, we entered into a $1,650,000 note payable in favor of Lacroix International Holdings, Inc. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi-annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to March 31, 2008, we incurred interest expense of approximately $116,359. On March 31, 2008, a payment of $103,000 was due to Lacroix International Holdings, Inc. pursuant to the note. It is uncertain that the company will be able to make an interest payment since it may not be officially in permitted production at that time. The interest will accrue until the next planned payment date.  We are delinquent in the required semi-annual payments effective March 31, 2008 and have not made any principle reduction of this note.

During the year ending December 31, 2007, we received an advance in the amount of $10,046 from Mortensen Financial Limited, a stockholder of our company. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

Convertible Debt

On March 18, 2008, we issued a $43,555.50 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $10,889 in semiannual installments. During the three months ended March 31, 2008, we recognized interest expense of approximately $99.

During October 2007, we issued a $300,000 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our Company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $75,000 in semiannual installments. During the period from inception to March 31, 2008 we recognized interest expense of approximately $8,125.

Subsequent Event – Convertible Note

During April 2008, we issued a $300,000 convertible note payable to Mortensen Financial Limited, a shareholder of our company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $75,000 in semiannual installments.

Mortensen Financial Limited, a shareholder of our company, has lent us an aggregate of $981,556 pursuant to notes as described above (non-convertible notes in the aggregate of $338,000; convertible notes in the aggregate of $643,556).

In September 18, 2008 the Company converted $2,539,904 of Notes payables to Lacroix International Holdings, Ltd. in the amount of $1,818,913 of principle and accrued interest for 82,500 preferred Series B shares, Mortenson Financial Ltd. in the amount of $720,992 of principle and accrued interest for 49,580 of preferred Series B shares.

Critical Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the product transfer, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with Topic 605 “Revenue Recognition in Financial Statements”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2008, the Company did not record any liabilities for uncertain tax positions.

Derivative Liabilities

Convertible debt is accounted for in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“Topic 815”) and ASC Topic 815, 40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“Topic 815.40”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10Q/A in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10Q, Annual report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments that engage in any hedging activities. Most of our activity is in the development stage of our refining of feedstock.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10Q/A, the Chief Executive Officer and Chief Financial Officer conducted an evaluation with the participation of our management , of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report.

Our Chief Executive Officer AND Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Based upon the evaluation conducted by our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008 based on the specified criteria. Our Chief Executive Officer and Chief Financial Officer identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes; and 3) need for stronger internal control environment. We believe that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of March 31, 2008 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management and were restructuring the company obtaining new financing, adopting new accounting procedures, and discontinuing operations. This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company. Although we believe the time to adapt in the first quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ending March 31, 2008 included in this Quarterly Report on Form 10Q/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ending March 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2009. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this quarterly report on Form 10Q/A, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 should be considered

Risk Factors Related to Our Business

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

Some of these risks relate to the Company’s business plan and potential inability to:

☐	effectively manage our contemplated business operations;
☐	recruit and retain key personnel;
☐	successfully create and maintain relationships with vegetable oil producers and fat renderers and develop reliable feedstock and reagent supplies; and
☐	develop new products that complement our contemplated business and long term stability.

If we cannot successfully address these risks, our contemplated business and the results of our contemplated operations and financial position would suffer potentially to the point where the company may need to cease operations.

The loss of our Chief Executive Officer and/or President could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

The Company is largely dependent upon its officer, Dr. Richard Craven, for management and direction. The Company does not maintain “key person” life insurance for Dr. Craven . The loss of  Dr. Craven  or other officer could adversely affect the Company’s contemplated operations and results as the loss could cause a cessation of operations until qualified replacements can be found and/or a loss of expertise difficult to replace in a given time frame.

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

The Company’s ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company’s ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

☐	reaching definitive agreements for reliable feedstock supplies for biodiesel at prices that permit profitable production;
☐	entering into satisfactory agreements for the sale of biodiesel at prices that are competitive in the market and allow for sufficient revenues to sustain the business;

☐
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

Substantial development of infrastructure will be required by persons and entities outside the Company’s control for our contemplated operations, and the renewable fuel industry generally, to grow. Areas requiring expansion include, but are not limited to:

☐	additional storage facilities for biodiesel;
☐	expansion of refining and blending facilities to produce biodiesel and form blends with petroleum diesel; and
☐	growth in service stations equipped to handle biodiesel fuels.

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

Risk Factors Related to Our Stock
Because We Are Quoted On The OTCBB “Pink Sheets” Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB “Pink Sheets”. The OTCBB “Pink Sheets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB “Pink Sheets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Nevada  Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

The Notes to Our Financial Statements Contain Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that substantial doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $413,026 from inception, a working capital deficiency of $2,355,381 and have an accumulated deficit during the development stage of $12,438,009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The failure to raise additional capital and implement its business plan could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We Do Not Intend To Pay Dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2008 the Company issued 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of  issue. As of March 31, 2008, $50,100 has been expensed to consulting services. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 5.  Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

10.3 Universal Bioenergy Inc. promissory note in favor of Mortensen Financial Limited in the amount of $43,555.50 dated as of March 18, 2007 (1).

10.4 Universal Bioenergy Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated as of April 7, 2007.(1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

(1)	Previously disclosed on Form 10-Q for the period end march 31, 2008, filed on May 30, 2008.
(2)	File herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: February 18, 2010	By	/s/ Richard Craven
Richard Craven
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President