Form 10-Q
period 2008-06-30
Universal Bioenergy, Inc.
filed 2010-03-15
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2010
Common stock, $0.001 par value	35,325,000

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JULY 31, 2007 GIVING THE
EFFECT OF THE CHANGE IN YEAR END.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	20-24

Exhibit 32 – Sarbanes-Oxley Act	20-24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
		Restated
	June 30, 2008	December 31, 2007
ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$133,009	$133,177
Prepaid expenses	-	178,076
Total current assets	133,009	311,253

PROPERTY AND EQUIPMENT	290,000	1,945,972

Intangible assets	-	1,650,000
Deposit	3,100	3,100
TOTAL ASSETS	$426,109	$3,910,325

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,533	$87,218
Accrued interest	173,769	97,850
Convertible note, net of debt discount - affiliate	313,271	-
Derivative liability - affiliate	-	7,867
Note payable- affiliate	448,047	304,047
Note payable	1,650,000	162,250

Total current liabilities	2,630,620	659,231

Derivative liability - affiliate	343,849	300,000
Note payable - affiliate	-	44,000
Note payable	-	1,487,750
TOTAL LIABILITIES	2,974,469	2,490,981

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; 22,510,000 and 22,500,000 issued and outstanding as of June 30, 2008 and December 31, 2007	22,510	22,500
Additional paid-in capital	10,097,190	10,045,900
Accumulated deficit - development stage company	(12,668,059)	(8,649,056)
Total stockholders' equity	(2,548,359)	1,419,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,109	$3,910,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

					For the Period
	For the Three Months Ended		For the Six Months Ended		from August 13, 2004
	June 30,	July 31,	June 30,	July 31,	(inception) through
	2008	2007	2008	2007	June 30, 2008

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	167,410	25,016	444,587	38,310	586,440
Sales and marketing expenses	3,582	-	8,752	-	8,752
Depreciation and amortization expense	-	-	-	-	2,390
Impairment of assets	-	-	3,484,048	-	11,970,692
Total operating expenses	170,992	25,016	3,937,387	38,310	12,568,274

OTHER (INCOME) AND EXPENSES:
Interest expense	41,057	-	81,616	-	81,785
Total other expense	41,057	-	81,616	-	81,785

NET LOSS	$212,049	$25,016	$4,019,003	$38,310	$12,650,059

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.01	$0.00	$0.18	$0.00

Weighted average of shares outstanding	22,509,778	22,500,000	22,509,778	22,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Six Months Ended		from August 13, 2004
	June 30,	July 31	(inception) through
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,019,003)	$(38,310)	$(12,650,059)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	1,200	1,200	8,400
Impairment of assets	3,484,048	-	11,970,692
Common stock issued for services	50,100		50,100
Changes in assets and liabilities:
Prepaid expenses	-	100	-
Accounts payable	(41,686)	5,096	(41,686)
Accrued expenses	75,919	-	76,134
Notes payable	-	-	-
Net cash used by operating activities	(449,422)	(31,914)	(586,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	449,254	29,375	587,254
Net cash provided by financing activities	449,254	29,375	610,454

INCREASE IN CASH	(168)	(2,539)	133,009
CASH, BEGINNING OF YEAR	133,177	2,820	-
CASH, END OF YEAR	$133,009	$281	$133,009

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements, the Company is in the development stage with limited resources, and had a loss as of June 30, 2008 of $4,019,003 and accumulated loss since inception of $12,650,059. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations, development and sale of biodiesel. The Company cannot reasonably be expected to earn revenue in the development stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with Topic 605 “Revenue Recognition in Financial Statements”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002.  In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.  The Company impaired its intangible assets by $1,650,000 as the impairment was due to the expirations of permits and Environmental Protection Agency status.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were events or changes in circumstances that necessitated an impairment of long lived assets.   The Company impaired its long lived assets based on the value of the Land, Equipment and building facility by $1,655,972.  Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2008, the Company did not record any liabilities for uncertain tax positions.

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

 Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three months ended June 30, 2008 and July 31, 2007 advertising expense was $1,154, and $0, respectively.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the six months ended June 30, 2008, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s financial statements.

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

Common Stock Issued for Services

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant. As of June 30, 2008, $50,100 is recorded as compensation for future consulting services.

In kind contribution

For the six months ended June 30, 2008, a shareholder of the Company contributed office space with a fair value of $1,200 and there was no consideration paid or owed for this contribution.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2008 and December 31, 2007 as follows:

	June 30, 2008	December 31, 2007
Equipment	$165,000	$1,698,362
Land	50,000	150,000
Building	75,000	100,000
Accumulated depreciation		(2,390)

Total	$290,000	$1,945,972

Depreciation expense for the three months ended June 30, 2008 and period ended December 31, 2007 was $0 and $2,390 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of June 30, 2008.

NOTE 7 – ACQUISITON

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

Proforma Statement of Operations:

The Company’s Proforma statement of operations if the companies were consolidated as of January 1, 2007 would be as follows:

Proforma Statement of Operations
For the Twelve Months ended December 31, 2007
Operating Expenses
General & Administrative	$605,335
Impairment of assets	8,486,644
Total Operating Expense	9,091,979
Other Income (Expenses)
Fair value of derivative	4,094
Interest Expense	(98,948)
Interest Income	2,827
Total Other Income (Expenses)	(92,027)
Net Loss	$(9,184,006)
Proforma Loss per Share	(.041)
Proforma Weighted Average Shares Outstanding	22,500,000

NOTE 8- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2007 Acquisitions' respective intangible assets. As of December 31, 2007 the Company recorded intangible assets for a total amount of $1,650,000.

The Company has not amortized the intangible assets since the Company has not started operation of its Refinery and has no revenues through June 30, 2008 and still a development stage company. The Company will calculate the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years.

Intangible Assets	June 30, 2008	December 31, 2007

Other Intangible Assets	$1,650,000	$1,650,000

Total Intangibles Assets	1,650,000	1,650,000

Impairment Intangible Assets	(1,650,000)	-
Accumulated Amortization	-	-

Net Intangible Assets	$-	$1,650,000

NOTE 9 – CONVERTIBLE NOTES

June 30, 2008	December 31, 2007
During October 2007, the Company issued a $300,000 convertible note payable. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note is unsecured and requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008, all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $75,000 in semiannual installments.  As of June 30, 208 the note was in default for non-payment of accrued interest due on April 30, 2008.  The note accordingly changed to a current liability.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
$201,349	$307,867

On March 18, 2008, the Company issued a $43,556 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the six months ended June 30, 2008 the Company recognized interest expense of approximately $813. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
29,280	-

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008
	300,000	-

Total long-term note payable	530,629.	307,867
Less current portion	201,349	7,867
Long-term portion of note payable	$329,280	$300,000

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

On March 18, 2008, the Company issued a $43,556 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the six months ended June 30, 2008 the Company recognized interest expense of approximately $813.

The initial fair value of the embedded conversion option was $29,387; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. At June 30, 2008, we recognized interest expense of $399. At June 30, 2008, upon remeasurement, the derivative liability had a fair value of $29,280. The resulting change in fair value of $107 was recorded as a reduction in the derivative liability during the six months ended June 30, 2008.

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of June 30, 2008:

Exercise price	$3.76 and $3.76
Expected dividend yield	0% and 0%
Expected volatility	66% and 66%
Risk free interest rate	1.74% and 1.79%
Expected life of conversion option	2.62 and 2.59 years
Expected forfeitures	0% and 0%

During October 2007, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $75,000 in semiannual installments. During the period from inception to June 30, 2008 the Company recognized interest expense of approximately $8,125.

The initial value of the embedded conversion option was $218,228; this amount is recorded as a debt discount which is amortized over the life of the underlying convertible debt instrument. For the three months ended June 30, 2008, we recognized interest expense of $23,235. At June 30, 2008, upon remeasurement, the derivative liability had a fair value of $201,349. The resulting change in fair value of $12,785 was recorded as a reduction in the derivative liability during the three months ended June 30, 2008.

The following weighted average assumptions were used on the initial date of issuance and the remeasurement date of October 31, 2007 and June 30, 2008, respectively:

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

The embedded conversion option was not computed for this note since it was converted to Preferred B stock in the subsequent quarter.

The following table summarizes the derivative liabilities and convertible notes payable as of June 30, 2008:

Description	Convertible Note Payable	Less: Debt Discount	Convertible Note Payable, net of Debt Discount	Derivative Liability
Mortensen Financial	$300,000	$188,078	$111,922	$201,349
Mortensen Financial	$43,556	$28,987	$14,569	$29,280
Mortenson Financial	$300,000	$0	$0	$0
Total	$643,556	$217,065	$426,491	$230,629
Current			$(111,922)	$(201,349)
Long-term			$314,569	$29,280

At June 30, 2008 future minimum principle payments are as follows:

2009	$321,778
2010	321,778
Total payments	643,556

NOTE 10 – NOTE PAYABLE AND NOTE PAYABLE AFFILIATES
Notes payable affiliates comprise the following as of:

June 30, 2008	December 31, 2007
During December 2007, the Company entered into an $88,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to June 30, 2008, the Company incurred interest expense of approximately $3,041. As of June 30, 208 the note was in default for non-payment of accrued interest due on April 30, 2008.  The note accordingly changed to a current liability.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
$88,000	$88,000

During October 2007, the Company entered into a $250,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to June 30, 2008, the Company incurred interest expense of approximately $10,867. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	250,000	250,000

During December 2007, the Company received a $10,046 advance from an affiliate. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	10,047	10,047

In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	-
Total long-term note payable	448,047	348,047
Less current portion	448,047	304,047
Long-term portion of note payable	$-	$44,000

Notes payable comprise of the following as of:

	June 30, 2008	December 31, 2007
During January 2007, the Company entered into a $1,650,000 secured note payable. The note payable is secured by all assets of the Company. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to June 30, 2008, the Company incurred interest expense of approximately $141,312.  The Company is delinquent and was required to make its first semi annual payment on June 30, 2008 and has not.  The note is accordingly classified as current.
	$1,650,000	$1,650,000

Total long-term note payable	1,650,000	1,650,000
Less current portion	1,650,000	162,250
Long-term portion of note payable	$-	$1,487,750

As of June 30, 2008, future minimum principle payments are as follows:

2008	$206,250
2009	206,250
2010	206,250
2011	206,250
2012 and thereafter	825,000
Total payments	1,650,000
Less Current portion	(1,650,000)

The Company is delinquent on all required payments	$-

NOTE 11	COMMITMENTS

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The employment agreement renews annually. Pursuant to this employment agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer was to have received a signing bonus of 19,763 shares of Company common stock with a fair value of $100,000 based on the value of the Company’s common stock on the effective date of the agreement.  The officer never received the shares of Company common stock and the $100,000 stock bonus was converted to a note payable at no interest.  As of June 30, 2008 the note payable is still outstanding.  The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

On March 18, 2008, the Company issued a $43,556 convertible note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5 % per annum. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. During the six months ended June 30, 2008 the Company recognized interest expense of approximately $813.

During December 2007, the Company entered into an $88,000 note payable with Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. During the period from inception to June 30, 2008 the Company incurred interest expense of approximately $3,041.

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

During October 2007, the Company entered into a $250,000 note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to June 30, 2008 the Company incurred interest expense of approximately $10,867.

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

For the six months ended June 30, 2008, a shareholder of the Company contributed office space with a fair value of $1,200.

During the year ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

NOTE 13	SUBSEQUENT EVENTS

 In September 2008 the Company allowed the temporary operating permits to expire, effectively discontinuing the biodiesel operation.

Derivative Liability and Convertible Note Payable

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

In September 18, 2008 the Company converted the Notes payables Lacroix International Holdings, Ltd. in the amount of $1,818,821 of principle and accrued interest for 82,500 preferred Series B shares.

On September 18, 2008 Mortenson Financial Ltd. in the amount of $745,991 of principle and accrued interest for 34,000 of preferred Series B shares and converted another note in the amount of $300,000 to 15,850 of preferred Series B Shares.  .

On September 18, 2008 Mortenson Financial Ltd converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

On September 29, 2008 the Company issued 7,500 common shares to Traci Plaxico for services rendered as officer and director of the Company.  The shares were trading at $.1185 per share and the Company expensed $889.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Results of Operations

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of June 30, 2008 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

For the six months ended June 30, 2008 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities. There are no assurances of the ability of our Company to begin to start refining feedstock. The cost of modifying our refinery is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $4,319,003 from January 1, 2008 to June 30, 2008. Our losses since our inception through June 30, 2008 amount to $12,950,059.

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

Liquidity and Capital Resources

As of June 30, 2008, our current assets were $133,009, as compared to $311,253 at December 31, 2007. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as Chief Executive Officer and associated expenses pursuant to his employment agreement, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of June 30, 2008, our current liabilities were $2,630,620, as compared to $659,231 at December 31, 2007. The LaCroix note is classified as current since it is in default.

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $449,422 from inception, a working capital deficiency of $2,566,831 and has an accumulated deficit during the development stage of $12,950,059. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During January 2007, we entered into a $1,650,000 note payable in favor of Lacroix International Holdings, Inc. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi-annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to June 30, 2008, we incurred interest expense of approximately $116,359. On June 30, 2008, a payment of $103,000 was due to Lacroix International Holdings, Inc. pursuant to the note. It is uncertain that the company will be able to make an interest payment since it may not be officially in permitted production at that time. The interest will accrue until the next planned payment date.  We are delinquent in the required semi-annual payments effective June 30, 2008 and have not made any principle reduction of this note.

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

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments

Mortensen Financial Limited, a shareholder of our company, has lent us an aggregate of $981,556 pursuant to notes as described above (non-convertible notes in the aggregate of $338,000; convertible notes in the aggregate of $643,556).

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

In September 18, 2008 the Company converted the Notes payables Lacroix International Holdings, Ltd. in the amount of $1,818,821 of principle and accrued interest for 82,500 preferred Series B shares.

On September 18, 2008 Mortenson Financial Ltd. in the amount of $745,991 of principle and accrued interest for 34,000 of preferred Series B shares and converted another note in the amount of $300,000 to 15,850 of preferred Series B Shares.  .

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2008, the Company did not record any liabilities for uncertain tax positions.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10Q, Annual report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Chief Financial Officer, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer conducted an evaluation with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report.

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

Based upon the evaluation conducted by our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008 based on the specified criteria. Our Chief Executive Officer and Chief Financial Officer identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes; and 3) need for stronger internal control environment. We believe that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of June 30, 2008 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management and were restructuring the company obtaining new financing, adopting new accounting procedures, and discontinuing operations. This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company. Although we believe the time to adapt in the first quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ending June 30, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ending June 30, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of these risks relate to the Company’s business plan and potential inability to:

	effectively manage our contemplated business operations;
	recruit and retain key personnel;
	successfully create and maintain relationships with vegetable oil producers and fat renderers and develop reliable feedstock and reagent supplies; and
	develop new products that complement our contemplated business and long term stability.

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

The Company’s ability to successfully execute our business plan depends on the satisfaction of several conditions. The Company’s ability to satisfy these conditions may be, in part or in whole, beyond our control. The principal conditions to be satisfied include:

	reaching definitive agreements for reliable feedstock supplies for biodiesel at prices that permit profitable production;
	entering into satisfactory agreements for the sale of biodiesel at prices that are competitive in the market and allow for sufficient revenues to sustain the business;


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

Substantial development of infrastructure will be required by persons and entities outside the Company’s control for our contemplated operations, and the renewable fuel industry generally, to grow. Areas requiring expansion include, but are not limited to:

	additional storage facilities for biodiesel;
	expansion of refining and blending facilities to produce biodiesel and form blends with petroleum diesel; and
	growth in service stations equipped to handle biodiesel fuels.

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

The Notes to Our Financial Statements Contain Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that substantial doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $449,422 from inception, a working capital deficiency of $2,566,831 and have an accumulated deficit during the development stage of $12,650,059. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

There were no defaults upon senior securities during the period ended June 30, 2008.

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

10.4 Universal Bioenergy Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated as of April 7, 2007.(1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

(1)	Previously disclosed on Form 10-Q for the period end June 30, 2007, filed on May 30, 2008.
(2)	File herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: March 15, 2010	By	/s/ Richard Craven
Richard Craven
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President