Form 10-Q
period 2008-09-30
Universal Bioenergy, Inc.
filed 2010-03-25
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2008

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

(888) 263-2009
(Issuer’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non–accelerated filer or a small reporting company. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐           Accelerated filer  ☐          Non–Accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2010
Common stock, $0.001 par value	35,625,000

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND OCTOBER 31, 2007 GIVING THE EFFECT OF THE CHANGE IN YEAR END.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification	20-24

Exhibit 32 – Sarbanes-Oxley Act	20-24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
		Restated
	September 30, 2008	December 31, 2007

ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$29,572	$133,177
Prepaid expenses	-	178,076
Total current assets	29,572	311,253

PROPERTY AND EQUIPMENT	290,000	1,945,972

Intangible assets	-	1,650,000
Deposit	3,100	3,100
TOTAL ASSETS	$322,672	$3,910,325

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$45,533	$87,218
Accrued interest	-	97,850
Convertible note, net of debt discount - affiliate	-	-
Derivative liability - affiliate	-	7,867
Note payable- affiliate	100,000	304,047
Note payable	-	162,250

Total current liabilities	145,533	659,231

Derivative liability - affiliate	-	300,000
Note payable - affiliate	-	44,000
Note payable	-	1,487,750
TOTAL LIABILITIES	145,533	2,490,981

STOCKHOLDERS' EQUITY:
Preferred A stock, $.001 par value, 1,000,000 shares authorized; 100,000 and none issued and outstanding shares September 30, 2008 and December 31, 2007	100	-
Preferred B stock, $.001 par value, 1,000,000 shares authorized; 232,080 and none issued and outstanding shares September 30, 2008 and December 31, 2007	232	-
Common stock, $.001 par value, 200,000,000 shares authorized; 21,515,000 and 22,500,000 issued and outstanding as of September 30, 2008 and December 31, 2007	21,525	22,500
Additional paid-in capital	12,976,282	10,045,900
Accumulated deficit - development stage company	(12,820,999)	(8,649,056)
Total stockholders' equity	177,140	1,419,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$322,672	$3,910,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

					For the Period
	For the Three Months Ended		For the Nine Months Ended		from August 13, 2004
	September 30	October 31	September 30,	October 31,	(inception) through
	2008	2007	2008	2007	September 30, 2008

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	115,672	53,015	560,259	91,325	702,112
Sales and marketing expenses	1,392	-	10,144	-	10,144
Depreciation and amortization expense	-	-	-	-	2,390
Impairment of assets	-	-	3,484,048	-	11,970,692
Total operating expenses	117,063	53,015	4,054,450	91,325	12,685,337

OTHER (INCOME) AND EXPENSES:
Interest expense	35,877	-	117,493	-	117,662
Total other expense	35,877	-	117,493	-	117,662

NET LOSS	$152,940	$53,015	$4,171,943	$91,325	$12,802,999

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.01	$0.00	$0.19	$0.00

Weighted average of shares outstanding	21,515,000	22,500,000	22,170,074	22,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Nine Months Ended		from August 13, 2004
	September 30,	October 31,	(inception) through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,171,943)	$(91,325)	$(12,802,999)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	1,800	1,800	9,000
Impairment of assets	3,484,048	-	11,970,692
Common stock issued for services	57,428		57,428
Changes in assets and liabilities:
Prepaid expenses	-	(400)	-
Accounts payable	(41,685)	11,459	(41,685)
Accrued expenses	117,493	(2,400)	117,708
Notes payable	-	-	-
Net cash used by operating activities	(552,859)	(80,866)	(689,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock issued for the conversion of debt	-		-
Common stock converted to preferred shares	-		-
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	449,254	78,046	587,254
Net cash provided by financing activities	449,254	78,046	610,454

INCREASE IN CASH	(103,605)	(2,820)	29,572
CASH, BEGINNING OF YEAR	133,177	2,820	-
CASH, END OF YEAR	$29,572	$-	$29,572

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements, the Company is in the development stage with limited resources, and had a loss as of September 30, 2008 of $4,171,943 and accumulated loss since inception of $12,802,999. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were events or changes in circumstances that necessitated an impairment of long lived assets. The Company impaired its long lived assets based on the value of the Land, Equipment and building facility by $1,655,972.  Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2008, the Company did not record any liabilities for uncertain tax positions.

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

 Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the three months ended September 30, 2008 and October 31, 2007 advertising expense was $1,965, and $0, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting Standards Codification
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4,

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320,

Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events
In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 31, 2010.

Accounting Standards Not Yet Effective
Accounting for the Transfers of Financial Assets
In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities
In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements. In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

NOTE 5 - STOCKHOLDERS’ EQUITY
On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 21,515,000 are issued and outstanding as of September 30, 2008.

On November 3, 2007, the Company authorized 1,000,000 preferred A shares, at $.001 par value and there are 232,080 were issued and outstanding as of September 30, 2008.

On September 2, 2008, the Company authorized 1,000,000 preferred B shares, at $.001 par value and there are 100,000 issued and outstanding as of September 30, 2008.

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

Common Stock Issued for Services

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant.  As of March 31, 2008 the Company recorded $50,100 as an expense.

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

Mortenson Financial, Inc. surrendered 1,000,000 common shares to 100,000 preferred B shares and valued the exchange at the fair value of the shares at the date of the exchange on September 29, 2008.

In kind contribution

For the nine months ended September 30, 2008, a shareholder of the Company contributed office space with a fair value of $1,800 and there was no consideration paid or owed for this contribution.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2008 and December 31, 2007 as follows:

	September 30, 2008	December 31, 2007
Equipment	$165,000	$1,698,362
Land	50,000	150,000
Building	75,000	100,000
Accumulated depreciation		(2,390)

Total	$290,000	$1,945,972

Depreciation expense for the three months ended September 30, 2008 and period ended December 31, 2007 was $0 and $2,390 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of September 30, 2008.

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

The Company has not amortized the intangible assets since the Company has not started operation of its Refinery and has no revenues through September 30, 2008 and still a development stage company. The Company will calculate the weighted average of the average amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the related assets that is ten years.

Intangible Assets	September 30, 2008	December 31, 2007

Other Intangible Assets	$1,650,000	$1,650,000

Total Intangibles Assets	1,650,000	1,650,000

Impairment Intangible Assets	(1,650,000)	-
Accumulated Amortization	-	-

Net Intangible Assets	$-	$1,650,000

NOTE 9 – CONVERTIBLE NOTES

	September 30, 2008	December 31, 2007
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
	$-	$307,867

Total long-term note payable	-	307,867
Less current portion	-	7,867
Long-term portion of note payable	$-	$300,000

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

NOTE 10 – NOTE PAYABLE AND NOTE PAYABLE AFFILIATES

Notes payable affiliates comprise the following as of:

	September 30, 2008	December 31, 2007
During December 2007, the Company entered into an $88,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to September 30, 2008, the Company incurred interest expense of approximately $3,041. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$-	$88,000

During October 2007, the Company entered into a $250,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to September 30, 2008, the Company incurred interest expense of approximately $10,867. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	-	250,000

During December 2007, the Company received a $10,046 advance from an affiliate. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	-	10,047

In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	-
Total long-term note payable	100,000	348,047
Less current portion	100,000	304,047
Long-term portion of note payable	$-	$44,000

Notes payable comprise of the following as of:

	September 30, 2008	December 31, 2007
During January 2007, the Company entered into a $1,650,000 secured note payable. The note payable is secured by all assets of the Company. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to September 30, 2008, the Company incurred interest expense of approximately $141,312. The Company is delinquent and was required to make its first semi annual payment on September 30, 2008 and has not. The note is accordingly classified as current. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$-	$1,650,000

Total long-term note payable	-	1,650,000
Less current portion	-	162,250
Long-term portion of note payable	$-	$1,487,750

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

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

On September 18, 2008 Mortenson Financial Ltd converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

NOTE 11 - COMMITMENTS

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer. The employment agreement renews annually. Pursuant to this employment agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer was to have received a signing bonus of 19,763 shares of Company common stock with a fair value of $100,000 based on the value of the Company’s common stock on the effective date of the agreement. The officer never received the shares of Company common stock and the $100,000 stock bonus was converted to a note payable at no interest. As of September 30, 2008 the note payable is still outstanding. The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

On December 17, 2007, the Company entered into a consulting agreement. The Consultant is to be paid $100 per hour of which $50 is in cash and the remaining $50 is in Common Stock. As part of compensation, the Company issued shares of common stock with a fair value of $50,600 based on the stock price within 45 days of the agreement. The agreement is to be in effect until canceled by either party. On February 13, 2008 the Company issued 10,000 shares of common with a fair value of $50,100 on the grant date.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

For the nine months ended September 30, 2008, a shareholder of the Company contributed office space with a fair value of $1,800.

During the year ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

NOTE 13 - SUBSEQUENT EVENTS

In September 2008 the Company allowed the temporary operating permits to expire, effectively discontinued the biodiesel operations.

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

Overview

Universal Bioenergy North America, Inc. is a start-up Nevada corporation formed on January 23, 2007 which was acquired by Universal Bioenergy, Inc. (the “Company”) in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. We do not expect to generate any revenue until the plant is completely operational. As of the date of this report, we have not manufactured any biodiesel fuel.

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

Results of Operations

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of September 30, 2008 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

For the nine months ended September 30, 2008 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities. There are no assurances of the ability of our Company to begin to start refining feedstock. The cost of modifying our refinery is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $4,171,943 from January 1, 2008 to September 30, 2008. Our losses since our inception through September 30, 2008 amount to $12,802,999.

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

Liquidity and Capital Resources

As of September 30, 2008, our current assets were $133,009, as compared to $311,253 at December 31, 2007. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as Chief Executive Officer and associated expenses pursuant to his employment agreement, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of September 30, 2008, our current liabilities were $145,533, as compared to $659,231 at December 31, 2007. The LaCroix note is classified as current since it is in default.

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $1,274,754 from inception, a working capital deficiency of $115,961 and have an accumulated deficit during the development stage of $12,802,999. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During October 2007, we entered into a $250,000 note payable in favor of Mortensen Financial Limited, a shareholder our company. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. On September 18, 2008 the company converted this debt to preferred B shares.

During January 2007, we entered into a $1,650,000 note payable in favor of Lacroix International Holdings, Inc. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi-annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to September 30, 2008, we incurred interest expense of approximately $116,359. On September 30, 2008, a payment of $103,000 was due to Lacroix International Holdings, Inc. pursuant to the note. It is uncertain that the company will be able to make an interest payment since it may not be officially in permitted production at that time. The interest will accrue until the next planned payment date. We are delinquent in the required semi-annual payments effective September 30, 2008 and have not made any principle reduction of this note.

During the year ending December 31, 2007, we received an advance in the amount of $10,046 from Mortensen Financial Limited, a stockholder of our company. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.

Convertible Debt

On March 18, 2008, we issued a $43,555.50 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our company. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $10,889 in semiannual installments. On September 18, 2008 the company converted this debt to preferred B shares.

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

On September 18, 2008 the company converted all the of the above mention debt to 132,350 preferred B shares.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2008, the Company did not record any liabilities for uncertain tax positions.

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

Our Chief Executive Officer and Chief Financial Officer, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer conducted an evaluation with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report.

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

Based upon the evaluation conducted by our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008 based on the specified criteria. Our Chief Executive Officer and Chief Financial Officer identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes; and 3) need for stronger internal control environment. We believe that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

The ineffectiveness of internal controls as of September 30, 2008 stemmed in large part from several significant changes within the Company. The organization structure was changing as we hired additional management and were restructuring the company obtaining new financing, adopting new accounting procedures, and discontinuing operations. This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company. Although we believe the time to adapt in the first quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ending September 30, 2008 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the three months ending September 30, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Notes to Our Financial Statements Contain Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that substantial doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $1,411,751 from inception, a working capital deficiency of $2,355,381 and have an accumulated deficit during the development stage of $12,802,999. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2008.

Item 4. Reserved.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.(2)

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.(2)

(1)  Previously disclosed on Form 10-Q for the period end September 30, 2008, filed on May 30, 2008.
(2)  File herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: March 25, 2010	By	/s/ Richard Craven
Richard Craven
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President