Form 10-K
period 2008-12-31
Universal Bioenergy, Inc.
filed 2010-06-15
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from N/A to N/A
Commission File Number:  333-123465

Universal Bioenergy, Inc.
(Name of registrant as specified in its charter)
Nevada	20-1770378
State of Incorporation	IRS Employer Identification No.

19800 Mac Arthur Blvd., Suite 300
Irvine, CA  92612
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of voting  and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2008 was approximately $440,000.
Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.
State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at May 25, 2010 there were 45,155,000 shares of Common Stock, $0.001 par value per share issued and outstanding and 100,000 Series A preferred stock, $0.001 par value per share and 232,080 Series B preferred stock., $.001 par value per share.
Documents Incorporated By Reference -None

Universal Bioenergy, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
TABLE OF CONTENTS

 CERTIFICATIONS

Exhibit 31 – Management certification	39

Exhibit 32 – Sarbanes-Oxley Act	41

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

ITEM 1.  BUSINESS.

Company History

Universal Bioenergy, Inc., previously known as  Palomine, Inc., was incorporated in the State of Nevada in August, 2004. Before closing down all operations in 2007, Palomine's primary business was as an exploration stage company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits that it discovered that demonstrated economic feasibility. Palomine had the sole and exclusive right and option to acquire an 80% undivided right, title, and interest in and to the mineral property known as the Gab claim.

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

Changed Business Model

Beginning with the second quarter 2007, the board of directors directed the Company's management to begin searching for acquisition targets with a business possessing greater potential to add value for shareholders.

Palomine Mining, Inc. ("Palomine") consummated its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation, ("UBNA"), at a closing held on December 6, 2007. Such acquisition was consummated pursuant to and in accordance with the Stock Purchase and Recapitalization Agreement (the "Agreement"), dated October 24, 2007, among Palomine, UBNA, and Mortensen Financial Limited, a shareholder of Palomine ("Mortensen").

As a result of the closing, UBNA became a wholly owned subsidiary of Palomine. In exchange for all of the issued and outstanding shares of UBNA, Palomine issued to the shareholders of UBNA 2,000,000 shares of common stock of Palomine. Mortensen, a shareholder of Palomine contributed 1,800,000 shares of common stock of Palomine towards the amount of shares being delivered to UBNA shareholders by Palomine. Such issuance represents an issuance of 44% of the issued and outstanding shares of Palomine. In addition, pursuant to the terms of the Agreement, an amendment to the certificate of incorporation of Palomine was filed with the State of Nevada whereby: (i) the name of the company was changed to Universal Bioenergy, Inc. (UBRG), (ii) the shares of common stock of Palomine issued and outstanding at the time of the closing (4,500,000 shares) were increased by a forward stock split in the amount of five (5) shares for each share of UBRG issued and outstanding (resulting in 22,500,000 shares issued and outstanding); and ( iii) the authorized shares of UBRG were increased to 200,000,000 shares of common stock with a par value of $0.001 per share and 2,000,000 shares of preferred stock with a par value of $0.001 per share.

History of Universal Bioenergy North America, Inc. (UBNA)

Universal Bioenergy North America, Inc. was formed as a Nevada Corporation on January 23, 2007.

UBNA owns a biodiesel fuel refinery located at Nettleton, Mississippi, acquired from Biodiesel of Mississippi, Inc. through a bankruptcy sale. It was the first biodiesel manufacturing refinery to sell biodiesel to the public in the state of Mississippi. The plant is located in the northeastern part of the state on 4.3 acres of land that at one time was the home of an old Bunge Grain Elevator facility. During the grain elevator operation time, there was a railway spur constructed to facilitate the movement of huge quantities of various grains but has since been removed by the railway company.

In 2002, Biodiesel of Mississippi, Inc. ("BMI") acquired the land from the city of Nettleton and started building a biodiesel refinery. The original idea was to construct an economically designed, but highly efficient refinery like a rig in the middle of the sea. The plant started producing the biodiesel during 2004. BMI management had a dispute with their customer/investor(s) over a major operational issue and filed for bankruptcy protection under Chapter-11 in early 2006. The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims, and Encumbrances Outside The Ordinary Course Of Business dated December 21, 2006 (the "Order"), authorized BMI to convey certain property to UBNA.

UBNA entered into a bill of sale with BMI on January 26th, 2007 (the "Bill of Sale") to acquire certain assets from BMI, including the fixtures on the land, the refinery and certain equipment, tools, and other assets as listed in the Bill of Sale (collectively, the "Assets"). For all the terms and provisions of the Bill of Sale, it is attached in its entirety as Exhibit 2.2 to UBRG’s Current Report on Form 8-K as filed on December 14, 2007.

The plant and assets were not in operation during the bankruptcy period. As a result, the facility needed major repair, cleanup, painting, and maintenance to get it ready to be brought back into operation. The plant had the original capacity to produce approximately 20,000 gallons of biodiesel per day. However, the plant was never operated consistently at its full production capacity during the period due to or lack of capital and washing and storage capacity. The company had two 50,000 capacity reactors, two 12,000 gallon capacity washing tanks, and two 50,000 gallon capacity storage tanks.

UBNA commenced the extensive project of cleaning, painting, and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance, and painting were competed by October 2007.

Further, since the acquisition of the assets from bankruptcy, management acquired additional reactors and tanks to increase the processing, washing, and storage capacity. Today, UBNA has four 50,000 gallon each jacketed reactors, four washing tanks, and additional storage tanks.

Management believes its production capacity could reach 10 million gallons per year (MGPY) with the installed equipment. With additional heating sources, management believes that the capacity could be increased to 20 MGPY and could reach production capacity of 50 MGPY pending installation of additional equipment, excess storage capacity, and additional heating sources.

BACKGROUND

Biodiesel is a domestically produced, renewable fuel that can be manufactured from vegetable oils, animal fats, or recycled restaurant greases. Biodiesel is safe, biodegradable, and reduces serious air pollutants such as particulates, carbon monoxide, hydrocarbons, and other air toxins. Blends of 20% biodiesel with 80% petroleum diesel (B20) can generally be used in unmodified diesel engines. The U.S. has also developed a low sulfur diesel standard. This has encouraged the blending of diesel and biodiesel, with biodiesel having the benefits of being non-toxic, biodegradable, and sulfur-free depending on feedstock source used. In addition, biodiesel provides similar fuel economy and better engine lubrication than petroleum diesel, thus prolonging the life of the diesel engine. Biodiesel can be blended in any concentration from 0 to 100% (B100) and used without diesel engine modification.

According to the US Department of Energy, the use of biodiesel grew dramatically during the last few years. The Energy Policy Act (EPAct) was amended by the Energy Conservation Reauthorization Act of 1998 to include biodiesel fuel use as a way for federal, state, and public utility fleets to meet requirements for using alternative fuels.

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

Currently, there is a biodiesel tax incentive that is a federal tax credit. The credit equates to one penny for every 1 percent of biodiesel in a fuel blend made from agricultural products like vegetable oils, and one-half penny per percent for recycled oils. This incentive is taken by petroleum distributors and passed on to consumers. The USDA developed a study that estimated this incentive will increase the demand for biodiesel to at least 124 million gallons per year exceeding 800 million gallons by the end of 2010, and depending on other factors, including crude oil prices, the industry projects that demand could be much higher.

The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry since the credit is needed by most producers to remain economically viable.  The Senate voted on March 10, 2010 to restore the credit.   As of May 26, 2010 the House was moving towards a vote as well.  Restoration of the credit will then require reconciliation and signature of President Obama.

Any diesel car or truck can run on biodiesel with no conversion necessary. In 2008 just 4 percent of U.S. passenger cars ran on diesel, but analysts expect that number to rise fast, in lockstep with rising oil prices. J.D. Power Automotive Forecasting predicts that diesel's share of the market will increase to more than 10 percent by the middle of the next decade - fueled in large part by the surge in biodiesel production and popularity.

Total production of biodiesel shot up from 25 million gallons in 2004 to over 400 million gallons in 2007. Nearly 100 new plants have or are under construction.

Feedstock costs account for a large percentage (70+ %) of the direct biodiesel production costs, including capital cost and return. Well-priced feedstock will assist the company in moving forward in its development stage commitments. It takes about 7.6 pounds of soybean oil, which costs about 40 cents per pound, to produce a gallon of biodiesel. Feedstock costs alone, therefore, are at least $3.04 per gallon of soy biodiesel. Fats and greases cost less and produce less expensive biodiesel, as low as $2.00 per gallon depending on availability of low cost sources. The quality of the fuel is equivalent to soy biodiesel fuel with proper processing.

REFINERY PLANT

UBRG owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land and provides ample space to expand.

Due to a lack of working capital, the temporary operating permits were allowed to expire in September 2008 and the plant is currently dormant.

EQUIPMENT

The plant had original capacity to produce about 20,000 gallons of biodiesel per week. However, the plant was never operated consistently at its full production capacity during its initial existence due to a lack of capital and washing and storage capacity. The company had two 50,000 gallon capacity reactors, two 12,000 gallon capacity washing tanks, and two 50,000 gallon capacity storage tanks.

The Company’s management commenced the extensive project of cleaning, painting, and repairing the plant in late February 2007. Weather was not favorable during February-April for the exterior cleaning. However, major cleaning, repairing, maintenance, and painting were completed in October, 2007.

Furthermore, since the acquisition of the assets from bankruptcy, management acquired additional reactors and tanks to increase the processing, washing, and storage capacity. Today, UBRG has four 50,000 gallons each jacketed reactors with the total capacity to process 20,000+ gallons of biodiesel per batch per reactor, four wash tanks with total capacity to clean and wash 90,000 gallons of biodiesel per batch, and required storage tanks.

Management believes its production capacity could reach 10 million gallons per year (MGPY) with the installed equipment and adequate economic conditions. With additional heating sources, management believes that the capacity could be increased to 20 MGPY and could further reach production capacity of 50 MGPY with additional equipment, additional heating source, and storage tanks.

LOGISTICS

The plant is located in northeastern Mississippi, about 125 miles southeast of Memphis, TN. Memphis is considered North America’s Distribution Center.

The location of the Memphis region has given rise to an important complex of transportation and logistics resources including water, air, road and rail transportation and telecommunications. “North America's Distribution Center,” Memphis is home to the largest cargo airport (Memphis International Airport) in the world, four north-south runways, a Northwest Airlines hub, and the FedEx headquarters/global operations center. In addition to the resources found in the Memphis metropolitan region, the regional cities of Olive Branch (6,000 ft. runway), Millington (8,000 ft. runway), West Memphis (6,000 ft. runway) and Blytheville (11,602 ft. runway) have important general aviation airports. The former Eaker Air Force Base in Blytheville has become a major economic development center in the northern part of the region. The second largest inland port in the country and a series of water ports (including Helena, W. Memphis, N. Memphis and Blytheville Ports) are found along the Mississippi River. The I-40, I-22, and I-55 interstates, extending east-west and north-south respectively, position the region at a key crossroad in the interstate highway system. As a result, the Memphis region is also an important trucking hub. With five Class-I railroads (BNSF, UP, CN/IC, CSX, and NS), the region is also an important rail hub. The region's extensive logistic functions also support the Super Terminal and growth of the area's global communications infrastructure. As a result, Memphis is poised to emerge as an important information processing and communications hub.

In addition, Toyota is building a plant near New Albany, MS, about 40 miles North West of the plant. Universal’s refinery is located therefore in the middle of one of the highest truck traffic areas and furniture industry centers in the United States and near the largest automotive parts manufacturing facility of MS. Thus it is located in the middle of one of the largest potential diesel consumption markets in the United States.

There is a railway line in close proximity to the facility, and the old railway spur could be reconstructed for an estimated cost of $1 million. The railway is a cost-effective and efficient way to move biodiesel by tank car from a gathering location or single origin to a single destination for distribution.

The Tennessee-Tombigbee Waterway is also located just six miles away from the facility, which can barge about 500,000 gallons or more of material at a time.

Management believes that the rail and waterway transport potential provides excellent logistic benefit to the facility.

PRODUCTS

Besides biodiesel, Universal also intends to sell the byproducts from its bio-fuel manufacturing or convert them into value-added products. Although this is not a significant revenue source, it effectively reduces expenses by avoiding disposal costs. For example glycerin is a byproduct of biodiesel manufacturing and is used in cosmetic industry products, such as soap. The current price of pharmaceutical glycerin is high; however, that is likely to change in the next few years due to an increase in supply from biodiesel production (and thus an increase of available glycerin). An alternative is for Universal to pursue developing technologies to convert the glycerin into value-added products that are in higher demand than the crude glycerin.

DISTRIBUTION

Universal is planning to sell biodiesel products to the refineries prior customers, truck stops, local distributors and export to the European market if economical to do so. Universal is also exploring the possibility to distribute their complete production to a single source distributor or user once production starts.

Universal attempted negotiating contracts with various vendors to meet their raw material requirements but economic conditions have made sourcing economically priced materials difficult. As economic conditions improve, Universal will again seek the needed raw materials for production. Universal is also exploring the possibility of importing oil from Africa and Asia if again it is economically viable. In order to achieve its strategic goals, Universal intends to develop a network of qualified representatives and staff that are knowledgeable in the bio-fuels industry to coordinate with both suppliers and distributors to market and sell Universal’s products. In addition, the Company intends to expand its current management to retain skilled directors, officers, and employees with experience relevant to its business focus. Obtaining the assistance of individuals with an in-depth knowledge of markets will allow us to build market share more effectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are a developmental stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the in start of biofuels production, and possible cost overruns or delays in production due to increases in the cost of services.

To become profitable and competitive, we must commence fuel production or add additional revenue generating streams before any profit will be possible.  We are seeking funding to provide the capital required for our production and diversification plans.

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

Employees

As of fiscal year end December 31, 2008, the Company had 3 employees.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

We were incorporated in August, 2004, and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $12,887,012 from inception to December 31, 2008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to generate revenues
•	our ability to implement our refinery
•	our ability to reduce costs
•	restoration of the biodiesel fuel tax credit
•	our ability to implement diversification of products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The principal office of the Company is located at 19800 MacArthur Blvd., Suite 300, Irvine, CA  92612.  UBRG owns UBNA which owns a biodiesel fuel refinery located in northeastern Mississippi. The plant is located on 4.3 acres of land which provides ample space to expand at address 128 Biodiesel Drive, Nettleton MS 38858.

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

While the Company is not the subject of an investigation, current management has recently become aware that the Company may have been the recipient of certain assets which may be subject to the disgorgement order in the SEC vs Abellan, et al case.  Additionally, current management has recently become aware that the conversion of certain notes to preferred stock may have constituted an illegal act since it occurred subsequent to a freeze order issued pertaining to SEC vs Abellan, et al.  Current and former management assert that they were not aware of the freeze order at the time of the conversion.  Additionally, certain documents and correspondence provided to the SEC pertaining to the conversion document indicate that the conversion was being negotiated prior to the date of the freeze order.  The documents and correspondence were provided to the SEC in response to a subpoena issued in an informal investigation of another company.  The Company was not the focus of the informal investigation.  The potential financial effects of this are more thoroughly discussed in Note 16 to the financial statements.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Universal common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System and can be accessed on the Internet at www.pinksheets.com under the symbol “UBRG.PK.”

At December 31, 2008, there were 21,525,000 shares of common stock of Universal outstanding and there were approximately 21 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$5.01	$5.01
Second Quarter (April – June 2008)	$5.01	$5.01
Third Quarter (July – September 2008)	$5.01	$5.01
Fourth Quarter (October – December 2008)	$.51	$.30

Periods	High	Low
Fiscal Year 2007 - 11 Months
First Quarter (January – March 2007)	$00	$.00
Second Quarter (April – June 2007)	$00	$00
Third Quarter (July – September 2007)	$0.005	$0.00
Fourth Quarter (October – December 2007)	$5.05	$5.05

On May 25, 2010, the closing bid price of our common stock was $0.06.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

(1) These shareholders received their shares as a result of the consummation by the Company of its acquisition of Universal Bioenergy North America, Inc., a Nevada Corporation ("Universal") on December 6, 2007. As a result of the closing, Universal has become a wholly owned subsidiary of the Company. In exchange for all of the issued and outstanding shares of Universal, the Company issued to the shareholders of Universal 2,000,000 shares of common stock of the company (pre-forward split of 1 for 5 shares). Mortensen Financial Ltd., a shareholder of the Company contributed 1,800,000 shares of common stock of the Company to the amount of shares being delivered to Universal shareholders by the Company. The shareholders are all of the former shareholders of Universal. The shares were issued with the standard restrictive legend with respect to transferability. All such transactions were private offerings made without advertising or public solicitation. The transaction was exempt from the registration requirement of the Securities Act of 1933, as amended, by Section 4(2).

Forward Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: November 14, 2007 the board of directors authorized a 5-for-1 forward split. This forward split is reflected in the statement of shareholder’s equity for December 31, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of UBRG

Year Ended December 31, 2008 and Eleven Months Ended December 31, 2007

Statement of Operations Data

	For the Year Ended December 31, 2008	For the Eleven Months Ended December 31, 2007
		Restated
Revenues	$-	$-
Operating and Other Expenses	(4,255,956)	(8,589,616)

Net Loss	$(4,255,956)	$(8,589,616)

Balance Sheet Data:

	For the Year Ended December 31, 2008	For the Eleven Months Ended December 31, 2007
		Restated
Cash	$-	$133,177
Total Assets	293,100	3,910,325
Current Liabilities	199,971	659,231
Non Current Liabilities	-	1,831,750
Total Liabilities	199,971	2,490,981
Working Capital (Deficit)	(199,973)	(347,978)
Shareholders'Equity	$93,129	$1,419,344

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Overview

Our subsidiary, Universal Bioenergy North America, Inc. is a development stage Nevada corporation formed on January 23, 2007 which was acquired by Universal Bioenergy, Inc. (the “Company”) in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. We do not expect to generate any revenue until the plant is completely operational or other revenue generating merger/acquisition (M&A) candidate is located, purchase negotiated, and closed. As of the date of this report, we have not manufactured any biodiesel fuel but are negotiating with potential M&A candidates.

Based upon estimates of management, the plant should be able to produce annually approximately 10 million, 20 million, and 50 million gallons of fuel grade biodiesel from soybean oil (or other suitable feedstock) per the first 12, 24, and 36 month periods respectively after the start of production pending successful raising of capital for feedstocks, reagents, equipment expansion, and economic conditions. Additionally, the plant will produce corresponding amounts (10% by biodiesel production volume) of marketable glycerin or other processed, value-added products made from the glycerin. As of the date of this report, we are still in the development phase, and until the proposed biodiesel plant is operational or companies merged with or acquired, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the biodiesel plant is operational or another revenue-generating M&A agreement is closed.

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

Provisional permits from the State of Mississippi were received in May 2008, but the start date of actual production can not be accurately predicted based on the current economic environment in the marketplace. The provisional permits allowed the processing of typical batch sizes to characterize the waste water emissions that would be produced. Testing of these emissions would determine the necessary pre-treatment (if any) required before disposal into local sewage system (subsequent to final connection to our system) or have the waste water transported to larger treatment facilities in a nearby city. With a formalized plan for handling the waste water, management feels confident that full permitting could be obtained but are not certain of the time it will take as the present economic environment makes it unprofitable to produce biodiesel at this site.  The provisional permits were allowed to expire in September 2008.

The high cost of virgin feedstock materials makes it unprofitable to use these as sole or primary feedstock choices to produce biodiesel based on comparable diesel product prices. Alternative feedstock types are being investigated which are at a lower cost than the virgin feedstock, but the high cost of similar commodities has also increased the cost of these feedstock sources. If sufficient quantities can be located and favorable price including shipping negotiated, the process operation can produce revenues in excess of processing costs. As of the date of this report, the Company has no agreements to sell any of its products once production begins nor secured economically viable feedstock sources due to their high costs. Management anticipates that in order to reach sustainable profitability, a monthly volume in excess of 300,000 gallons will be required. Management believes in the next twelve months approximately $4,000,000 of working capital will be needed with the greatest portion allocated for feedstock and reagent costs including shipping with an estimated average cost of $3,000,000 barring extreme fluctuations in commodity prices; further anticipated equipment acquisitions, installation, and site modifications based on effluent emission results and fuel quality estimated at $400,000; and normal operating overhead expenses of $600,000. This capital will bring production close to the 10 MGPY first-stage level. The Company can give no assurances as to the success of or the time it will take to raise the necessary capital; therefore, Universal may not be able to meet the first-stage production goal within the twelve month period slated or predict how long it will take to achieve the first-stage goal.

Over the past two plus years, the plant underwent site improvement and development. General clean up and improvements of the site took place utilizing the debt financing previously obtained through LaCroix International and Mortensen Financial Limited, related parties.

An environmental order allowing provisional permitted production was received from the State of Mississippi Department of Environmental Quality in May 2008 to allow the Company to begin processing and scale-up phase of production to reach the nominal first-stage 10 million gallons per year (MGPY) goal subject to confirmation of effluent emissions. Pending confirmation of these effluent emissions (or appropriate treatments of emissions) from the State of Mississippi after production has started and verification of fuel quality, the plant will work to increase production to the meet the first-stage goal over the subsequent twelve month period. During this early stage, Universal is planning to sell biodiesel products to the refinery's prior customer base, truck stops, and local distributors. We currently do not have any agreements to sell its biodiesel products due to the plant not being in production. The provisional permits were allowed to expire in September 2008.

In an attempt to satisfy the provisional permit requirements for processing, management has sought feedstock that would allow economical production of biodiesel and allow characterization of effluent emissions as required. Virgin feedstock plant oils increased in price to a point that made using them as a primary feedstock uneconomical for the company. Lower cost feedstock sources were sought and a supplier identified that could supply waste vegetable oils for our trial processing runs. Upon receiving the initial shipment of feedstock, it was found that the material did not meet the required quality specifications to allow production of biodiesel that would meet American Society for Testing and Materials (ASTM) specifications using the present production equipment on site. During further attempts to identify an economical new supplier, the time limitations for the provisional permits expired in September 2008. Due to the high cost of feedstock at that time and the economic downturn in the biofuels marketplace, it was deemed by management unprofitable to pursue production of biodiesel until feedstock costs became more economically viable or petroleum prices rising to a point that would make biodiesel more competitive overall in the marketplace. There is no certainty as to when such conditions will exist if at all.

Management anticipates that after production commences and production is scaled up to the 20 MGPY level and above when the market conditions improve, pending the raising of sufficient capital in subsequent months after the first-stage goal is reached, export to the European and/or other markets is expected with the higher production volume as it is anticipated that this production volume will exceed the needs of the local/regional distribution area. Scale-up of the facility to the first and second stage goal is subject to securing sufficient funding to cover capital expenditures and feedstock costs for this expansion of production capacity.

Expansion of the plant to increase production capacity to the second-stage goal of 20 MGPY using already acquired equipment and subsequent purchases and installation will require the successful raising of further capital through further stock offerings and/or additional debt if necessary. There is no certainty that this capital can be raised.

Reaching the 20 MGPY second-stage production level will require additional storage capacity of both pre and post processing materials and products and improvements to logistics on the site. Not all costs have been determined or quoted to achieve this stage; however, Management estimates such cost to be between $500,000 and $1,000,000, but information and pricing regarding costs is still being acquired and may vary greatly from the stated estimates. To reach the 50 MGPY third-stage production level will require further expansion of storage capacity and the building of a rail spur at the site or require additional land purchase adjacent to the site, which in preliminary discussions with knowledgeable rail transportation personnel could cost as much as $1,000,000 for such a rail spur not including land costs. With this in mind and in the present volatile economic environment, management is contemplating the need and possibility of moving the plant to a location better suited logistically for the necessary movement of large volumes of materials and products in and out of the facility, making more possible the attainment of the higher production level goals. This likely will require the plant to be located near an active waterway or port to allow barge transport of materials and products. Costs for such a move have not been investigated to date.

Management anticipated the lack of working capital and negotiated to restructure its debt by converting the said debt to preferred shares to better position our company to secure further capital to cover plant start up and overhead costs for the next 12 months. The Company will work with vendors to establish credit for feedstock materials and further plans to raise needed capital through revenue from sales of products equity and/or debt financing, if necessary, until sufficient production volume can be reached to cover operating costs and debt service or other revenue generating businesses are acquired. Management believes that the inability for our company to raise sufficient capital will limit the overall production capacity, if any, of the site, and we will not be able to sustain the losses incurred due to the limited production.

The economic uncertainty in the present economy and biofuels marketplace necessitated that management determine a new direction for our company in order to secure and increase shareholder value. In December 2009, management decided to diversify the direction and product/service offerings of our company. These include development of feedstock programs for biofuels to better stabilize and reduce feedstock costs, seek other value-added products from biodiesel production byproducts, and seek merger and acquisitions that will allow diversification into solar, wind, synthetic fuels, energy efficiency technology, and other related technologies and services that can better facilitate the development of a vertically integrated energy production/service company. Management is seeking acquisition and merger candidates and other companies that can play a synergistic role in our diversification strategy and increase shareholder value. There is no certainty that such candidates and companies will or can be found and if found, successfully acquired or merged into our company. If such candidates or companies are not found, there is doubt of our remaining a going concern.
The economic viability of most biodiesel producers, including us, is dependent on the biodiesel fuel tax credit.  The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry.  The Senate voted on March 10, 2010 to restore the credit.   As of May 26, 2010 the House was moving towards a vote as well.  Restoration of the credit will then require reconciliation and signature of President Obama.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Plant building	40 Years
Plant equipment	15 Years
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Depreciation has been suspended until the plant resumes production.

Additionally, in consideration of the current economic state of the biodiesel fuel industry, and the dormant, non-operating, non-permitted status of the plant, management has impaired the value of the land, plant, and equipment to reflect its current estimated fair value.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. During 2007 the Company impaired its intangible assets by $8,486,644 due to the general economic decline in the biodiesel market, and by an additional $1,650,000 in 2008 due to the expiration of permits and Environmental Protection Agency status.

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were events or changes in circumstances that necessitated an impairment of long lived assets. During 2008, the Company impaired its long lived assets based on the value of the Land, Equipment, and building facility by $1,655,972.  Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2008 compared to December 31, 2007

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of December 31, 2008 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

For the year ended December 31, 2008 and the eleven months ended December 31, 2007, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $4,255,956 for year ended December 31, 2008. Our losses since our inception through December 31, 2008 amount to $12,887,012

Part of these losses and need for impairment as determined by management is due in part to a decrease in value of assets related to the economic downturn in the local area and in the commercial real estate marketplace. Management believes that there has been a 30% or greater reduction in the value of real property at the Nettleton, MS plant site due to these conditions. There is no guarantee that such asset reduction will be recouped as economic conditions improve.

Liquidity and Capital Resources

As of December 31, 2008, our current assets were $0, as compared to $311,253 at December 31, 2007. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as Chief Executive Officer and associated expenses pursuant to his employment agreement, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of December 31, 2008, our current liabilities were $199,973, as compared to $659,231 at December 31, 2007. The LaCroix and Mortensen notes were converted to preferred B shares in the company and are no longer classified as in default during 2007 or 2008.

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $719,428 from inception, a working capital deficiency of $199,973 and have an accumulated deficit during the development stage of $12,905,012 This raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Debt

Non-Convertible

During December 2007, we entered into an $88,000 note payable in favor of Mortensen Financial Limited, a shareholder of our company. The interest rate was 6.5% per annum. The note required payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we were to pay $22,000 in semiannual installments. No payments have been made since the inception of the note agreement.  On September 18, 2008, we converted this debt to preferred B shares.

During October 2007, we entered into a $250,000 note payable in favor of Mortensen Financial Limited, a shareholder our company. The interest rate was 6.5% per annum. The note required payment of accrued interest and principal by December 31, 2008.  On September 18, 2008, we converted this debt to preferred B shares.

During January 2007, we entered into a $1,650,000 note payable in favor of Lacroix International Holdings, Inc. The interest rate was 6% per annum and the note was secured by all the assets of our company. The note required semi-annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to September 30, 2008, we incurred interest expense of approximately $116,359. On September 30, 2008, a payment of $103,000 was due to Lacroix International Holdings, Inc. pursuant to the note. It was uncertain that we would be  able to make an interest payments since we may not be officially in permitted production at that time. Accordingly, the interest would accrue until the next planned payment date.  We were delinquent in the required semi-annual payments effective September 30, 2008 and did not make any principle reduction of this note.  On September 18, 2008, we converted this debt to preferred B shares.

During the Eleven Months ended December 31, 2007, we received an advance in the amount of $10,046 from Mortensen Financial Limited, a stockholder of our company. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured and due on demand.  On September 18, 2008, we converted this debt to preferred B shares.

Convertible Debt

On March 18, 2008, we issued a $43,555.50 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our company. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008, all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we were to pay $10,889 in semiannual installments. On September 18, 2008, we converted this debt to preferred B shares.

During October 2007, we issued a $300,000 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our company. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note required payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we are to pay $75,000 in semiannual installments. On September 18, 2008, we converted this debt to preferred B shares.

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note required payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we were to pay $75,000 in semiannual installments.

On September 18, 2008, we converted all of the above mentioned debt to 132,350 preferred B shares.

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

On September 18, 2008 the Company converted the Notes payables Lacroix International Holdings, Ltd. in the amount of $1,818,821 of principle and accrued interest for 82,500 preferred Series B shares.

On September 18, 2008 Mortenson Financial Ltd. in the amount of $745,991 of principle and accrued interest for 34,000 of preferred Series B shares and converted another note in the amount of $300,000 to 15,850 of preferred Series B Shares.

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the alternative energy industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix for any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has one convertible note payable. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.  The Company does not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

TABLE OF CONTENTS	Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	F-2
S.E. Clark & Company.
Webb and Company
FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2008 and December 31, 2007	F-4

Consolidated Statements of Operations for the Period from
August 13, 2004 (inception) through December 31, 2008	F-5

Consolidated Statements of Stockholders’ Equity for the Period from
August 13, 2004 (inception) through December 31, 2008	F-6

Consolidated Statements of Cash Flows for the Period from
August 13, 2004 (inception) through December 31, 2008	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheet of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and for the period from August 13, 2004 (inception) through December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the consolidated financial statements for the eleven month period ended December 31, 2007 which are presented for comparative purposes. Those statements were audited by other auditors whose report contained an unqualified opinion with added comment pertaining to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Bioenergy, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended, and for the period from August 13, 2004 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
May 21, 2010

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

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

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 10, 2008, except for Note 14, to
  which the date is December 21, 2009

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
		(Restated)
ASSETS:

CURRENT ASSETS

Cash	$-	$133,177
Prepaid expenses	-	178,076
Total current assets	-	311,253

PROPERTY AND EQUIPMENT, net	290,000	1,945,972

Intangible assets	-	1,650,000
Deposit	3,100	3,100
TOTAL ASSETS	$293,100	$3,910,325

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$1,213	$-
Accounts payable and accrued expenses	98,760	87,218
Accrued interest	-	97,850
Convertible note - affiliate	-	7,867
Note payable- affiliate	100,000	260,046
Note payable	-	206,250

Total current liabilities	199,973	659,231

Convertible note - affiliate	-	300,000
Note payable - affiliate	-	44,000
Note payable	-	1,487,750
TOTAL LIABILITIES	199,973	2,490,981

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock Series A, $.001 par value, 1,000,000 shares authorized;
100,000 and none issued and outstanding shares
December 31, 2008 and 2007, respectfully	100	-
Preferred stock Series B, $.001 par value, 1,000,000 shares authorized;
232,080 and none issued and outstanding shares
December 31, 2008 and 2007, respectfully	232	-
Common stock, $.001 par value, 200,000,000 shares authorized;
21,525,000 and 22,500,000 issued and outstanding as of
December 31, 2008 and 2007, respectfully	21,525	22,500
Additional paid-in capital	12,976,284	10,045,900
Accumulated deficit - development stage company	(12,905,012)	(8,649,056)
Total stockholders' equity	93,129	1,419,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,100	$3,910,325

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Year Ended	For the Eleven Months	from August 13, 2004
	December 31	Ended December 31	(inception) through
	2008	2007	December 31, 2008
		(Restated)
Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	654,415	102,803	798,658
Impairment of assets	3,484,048	8,486,644	11,970,692
Total operating expenses	4,138,463	8,589,447	12,769,350

OTHER (INCOME) AND EXPENSES:
Interest expense	117,493	169	117,662
Total other expense	117,493	169	117,662

NET LOSS	$4,255,956	$8,589,616	$12,887,012

NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.19)	$(0.40)

Weighted average of shares outstanding	22,004,505	21,574,850

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)
CONSOLDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) THROUGH DECEMBER 31, 2008

							Additional
	Common Stock		Preferred A		Preferred B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE AT AUGUST 13, 2004	-	$-	-	-	-	-	$-	$-	$-

Common stock issued for cash	4,300,000	4,300	-	-	-	-	18,900	-	23,200

Net loss	-	-	-	-	-	-	-	(6,240)	(6,240)
BALANCE AT JANUARY 31, 2005	4,300,000	$4,300	-	$-	-	$-	$18,900	$(6,240)	$16,960

Services by director	-	-	-	-	-	-	2,400	-	2,400

Net loss	-	-	-	-	-	-	-	(21,436)	(21,436)
BALANCE AT JANUARY 31, 2006	4,300,000	$4,300	-	$-	-	$-	$21,300	$(27,676)	$(2,076)

Services by director	-	-	-	$-	-	$-	2,400	-	2,400

Net loss	-	-	-	-	-	-	-	(13,764)	(13,764)
BALANCE AT JANUARY 31, 2007	4,300,000	$4,300	-	$-	-	$-	$23,700	$(41,440)	$(13,440)

Stock dividend	18,000,000	18,000	-	-	-	-	-	(18,000)	-

In-kind return of shares	(1,800,000)	(1,800)	-	-	-	-	1,800	-	-

In-kind contribution of rent	-	-	-	-	-	-	2,400	-	2,400

Shares issued in purchase of subsidiary	2,000,000	2,000	-	-	-	-	10,018,000	-	10,020,000

Pre-acquisition accumulated deficit of subsidiary	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-		(8,589,616)	(8,589,616)
BALANCE AT DECEMBER 31, 2007 (Restated)	22,500,000	$22,500	-	$-	-	$-	$10,045,900	$(8,649,056)	$1,419,344

Common stock issued for services @$5.01	10,000	10	-	-	-	-	50,090	-	50,100

Common stock issued for services @$.1185	15,000	15	-	-	-	-	1,763	-	1,778

In kind rent	-	-	-	-	-	-	1,800	-	1,800

Preferred Series A stock issued for services	-	-	100,000	100	-	-	11,750	-	11,850

Preferred Series B issue for conversion of debt	-	-	-	-	132,080	132	2,864,081	-	2,864,213

Conversion of common stock to preferred B shares	(1,000,000)	(1,000)	-	-	100,000	100	900	-	-

Net loss	-	-	-	-	-	-	-	(4,255,956)	(4,255,956)
BALANCE AT DECEMBER 31, 2008	21,525,000	$21,525	100,000	$100	232,080	$232	$12,976,284	$(12,905,012)	$93,129

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year ended	For the Eleven Months	from August 13, 2004
	December 31	Ended December 31	(inception) through
	2008	2007	December 31, 2008
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,255,956)	$(8,589,616)	$(12,887,012)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
In kind rent	1,800	2,400	9,000
Impairment of assets	3,484,048	8,486,644	11,970,692
Common stock issued for services	51,878		51,878
Preferred Series A stock issued for services	11,850		11,850
Changes in assets and liabilities:
Prepaid expenses	-	100	-
Accounts payable and accrued expenses	123,949	(6,145)	124,164
Net cash used by operating activities	(582,431)	(106,617)	(719,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	108,974	108,974
Net cash provided by investing activities	-	108,974	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	449,254	128,000	587,254
Net cash provided by financing activities	449,254	128,000	610,454

INCREASE AND (DECREASE) IN CASH	(133,177)	130,357	0
CASH, BEGINNING OF YEAR	133,177	2,820	-
CASH, END OF YEAR	$-	$133,177	$0

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$169
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Conversion of notes and accrued interest
to Preferred Series B Stock	$2,864,213	$-
In-kind rent	$1,800	$2,400
Stock dividend	$-	$18,000

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

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

On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan during development stage.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to December 31, 2008 of $12,887,012.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Universal Bioenergy, Inc. and Universal Bioenergy North America, Inc.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of Biodiesel fuel and related byproducts at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2007 the Company had no cash equivalents.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Building	40 Years
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. During 2007 the Company impaired its intangible assets by $8,486,644 due to the general economic decline in the biodiesel market, and by an additional $1,650,000 in 2008 due to the expiration of permits and Environmental Protection Agency status.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were events or changes in circumstances that necessitated an impairment of long lived assets. During 2008, the Company impaired its long lived assets based on the value of the Land, Equipment, and building facility by $1,655,972.  Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly the overall value of the assets to $290,000.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Irvine, California.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, accrued liabilities, and related party payables approximate fair value, due to maturities.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Derivative Liabilities

Convertible debt is accounted for in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“Topic 815”) and ASC Topic 815.40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, (“Topic 815.40”). According to these pronouncements, we have recorded the embedded conversion option related to our convertible debt at fair value on the reporting date, resulting in the convertible instrument itself being recorded at a discount from the face amount.

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the year ended December 31, 2008 and eleven months ended December 31, 2007 advertising expense was $1,965, and $0, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact n our financial statements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2008	For the Eleven Months Ended December 31, 2007

Losses available for common shareholders	$(4,255,956)	$(8,589,616)

Weighted average common shares outstanding	(22,004,505)	(21,574,850)
Basic loss per share	$(.19)	$(.40)
Fully diluted loss per share	$(.19)	$(.40)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 21,515,000 are issued and outstanding as of December 31, 2008.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of December 31, 2008.

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

At December 31, 2008, there were no outstanding stock options or warrants.

Common Stock Issued for Services

On February 13, 2008 the Company granted 10,000 shares of common stock for consulting services having a fair value of $50,100 based upon fair value on the date of grant and recorded the $50,100 as an expense.

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

Mortenson Financial, Inc. surrendered 1,000,000 common shares in exchange for 100,000 preferred B shares and valued the exchange at the fair value of the shares at the date of the exchange on September 29, 2008.

In kind contribution

For the year ended December 31, 2008 and For the Eleven Months Ended December 31, 2007 a shareholder of the Company contributed $1,800 and $2,400 of services on behalf of the Company, respectively.

Issuance of preferred shares

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

In September 18, 2008 the Company converted the Notes payables of Lacroix International Holdings, Ltd. in the amount of $1,818,821 of principle and accrued interest for 82,500 preferred Series B shares.

On September 18, 2008 the Company converted the notes payables of Mortenson Financial Ltd. in the amount of $745,991 of principle and accrued interest for 34,000 of preferred Series B shares and converted another note in the amount of $300,000 to 15,850 of preferred Series B Shares.

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

The Preferred Series B shares are non-voting.

100,000 shares of Preferred Series A shares were also issued to then management for compensation.  The Preferred Series A shares are voting at the ratio of 300 common shares per one share of preferred.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 9.7% dilution as of December 31, 2008.  Conversion at an implied market rate ($.80 per share) would result in the issuance of approximately 3,580,000 shares of common stock or 14.3% dilution as of December 31, 2008.  See Note 16 regarding legal restrictions on the conversion of these shares to common stock.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of December 31, 2008 and December 31, 2007 as follows:

	December 31, 2008	December 31, 2007
Equipment	$165,000	$1,698,362
Land	50,000	150,000
Building	75,000	100,000
Accumulated depreciation		(2,390)

Total	$290,000	$1,945,972

Depreciation expense for the year ended December 31, 2008 and eleven months ended December 31, 2007 was $0 and $2,390 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2008.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 3,- Impairment of Long-Lived Assets.

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
Other Income (Expense)
Fair value of derivative	4,094
Interest Expense	(98,948)
Interest Income	2,827
Total Other Income (Expenses)	(92,027)
Net Loss	$(9,184,006)
Proforma Loss per Share	(.041)
Proforma Weighted Average Shares Outstanding	22,500,000

NOTE 8- GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2007 Acquisitions' respective intangible assets. As of December 31, 2007 the Company recorded intangible assets for a total amount of $1,650,000.  As of December 31, 2007 the Company recorded goodwill for a total of $8,486,644. The Company has assessed this goodwill and has determined that the goodwill was impaired since the company had not generated revenues to substantiate such value as of December 31, 2007.

The Company has not amortized the intangible assets since the Company has not started operation of its Refinery and has no revenues through December 31, 2008 and is still a development stage company. Once the asset has been placed in service the will calculate the weighted average of the amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the assets over ten years. The Company has no operating revenue and believes the goodwill should be impaired. The company has recorded an impairment of $1,650,000 for December 31, 2008 and $8,486,644 in December 31, 2007.

Goodwill and Intangible Assets	December 31, 2008	December 31, 2007

Purchase Agreements
Goodwill	$-	$8,486,644
Other Intangible Assets	1,650,000	1,650,000

Total Goodwill and Intangibles Assets	1,650,000	10,136,644

Impairment of Goodwill and Intangible Assets	(1,650,000)	(8,486,644)
Accumulated Amortization	-	-

Net Goodwill and Intangible Assets	$-	$1,650,000

NOTE 9 – CONVERTIBLE DEBENTURE

	December 31, 2008	December 31, 2007
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

NOTE 10 – NOTE PAYABLE AND NOTE PAYABLE AFFILIATES

Notes payable to affiliates comprise the following as of:

	December 31, 2008	December 31, 2007
During December 2007, the Company entered into an $88,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $22,000 in semiannual installments. During the period from inception to December 31, 2008, the Company incurred interest expense of approximately $3,041. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$-	$88,000

During October 2007, the Company entered into a $250,000 unsecured note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. During the period from inception to December 31, 2008, the Company incurred interest expense of approximately $10,867. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	-	250,000

During December 2007, the Company received a $10,046 advance from an affiliate. Pursuant to the terms of the advance, the advance is non interest bearing, unsecured, and due on demand. The Company converted the entire note to Preferred Series B Stock on September 18, 2008.	-	10,046

In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	-
Total long-term note payable	100,000	348,046
Less current portion	100,000	304,046
Long-term portion of note payable	$-	$44,000

Notes payable are comprised of the following as of:

	December 31, 2008	December 31, 2007
During January 2007, the Company entered into a $1,650,000 secured note payable. The note payable is secured by all assets of the Company. The interest rate is 6% per annum and the note is secured by all the assets of the Company. The note requires semi annual principle payments of $103,125 plus interest on June and December of each year. During the period from inception to December 31, 2008, the Company incurred interest expense of approximately $141,312.  The Company is delinquent and was required to make its first semi annual payment on September 30, 2008 and has not.  The note is accordingly classified as current.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008.
	$-	$1,650,000
Total long-term note payable	-	1,650,000
Less current portion	-	162,250
Long-term portion of note payable	$-	$1,487,750

On September 18, 2008 the Company converted the  debt to preferred shares as disclosed in Note 5 above.

NOTE 11 - INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $2,420,035 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2008 and eleven months ended December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$1,463,829	$2,759,168
State	250,578	472,313
	1,714,407	3,231,481

Valuation allowance	(1,714,407)	(3,231,481)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2008	December 31, 2007

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43)%	(43)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2008	December 31, 2007

Net operating loss carryforward	$1,714,407	$3,231,481
Valuation allowance	(1,714,407)	(3,231,481)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $12,205,012 however in accordance with IRC 382 the loss is limited to 49% of the loss carryforward.  The loss is limited due the change in control of at least 50%, therefore this loss of $6,470,925 is available to offset future taxable income through 2028.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer.  The employment agreement renews annually. Pursuant to this employment agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer was to have received a signing bonus of 19,763 shares of Company common stock with a fair value of $100,000 based on the value of the Company’s common stock on the effective date of the agreement.  The officer never received the shares of Company common stock and the $100,000 stock bonus was converted to a note payable at no interest.  As of December 31, 2008 the note payable is still outstanding.  The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

During 2007, as part of the sale of the facility by the bankruptcy court, the Company assumed an agreement entered into by the former operators of the biodiesel facility with the state of Mississippi Commission on Environmental Quality. The agreement requires the Company to deposit $50,000 into a trust fund to be used by the state of Mississippi for closure of the facility in the event the Company ceases operations. In addition, the Company is required to obtain approval from the state of Mississippi and meet certain environmental operating criteria as agreed to in the settlement agreement prior to beginning operations at the facility. As of the date of this report, the Company has not completed its obligations to the state of Mississippi and has not received approval to begin operations

On November 20, 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The term of the services to be provided is from November 20, 2007 to October 22, 2008. As compensation for services received the Company is required to pay an annual fee of $200,000, a staffing fee up to $78,000 per month, a $10,000 travel and other expense allowance, and up to $30,000 per month for two months of Internet Campaign. The Company and the parties mutually terminated this agreement early in January 2008.

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

NOTE – 13 RESTATEMENTS

	December 31, 2007	December 31, 2007	December 31, 2007
	As Originally Reported	As Adjusted	Effect of Change
Assets
Total Assets	$2,260,325	$3,910,325	$1,650,000
Liabilites
Total Liabilities	$2,490,981	$2,490,981	$-
Stockholders' Equity
Accumulated deficit	$(628,292)	$(8,649,056)	$8,020,764
Statement of Operations
Operating expenses	$(524,304)	$(8,589,447)	$(8,065,143)
Other expenses	$(103,988)	$(169)	$103,819
Net Loss	$(628,292)	$(8,589,616)	$7,961,324
Net Loss per share	(0.05)	(0.40)	(0.29)
Statement of Cashflows
Net Loss	$(628,292)	$(8,589,616)	$7,961,324
Net cash used in operating activities	$(628,507)	$(106,617)	$521,890
Purchase of fixed and intangible assets	$(1,948,362)	$108,974	$2,057,336
Net cash provided by financing activities	$2,710,046	$128,000	$(2,582,046)
Cash - Beginning of the Year	$-
Cash - End of the Year	$133,177	$133,177	$-

The restatement for the eleven months ended December 31, 2007 was the result of the Company applying the purchase method of accounting for the acquisition of UBNA which was originally accounted for as a reverse merger and recapitalization. The Company recognized the purchase method of accounting because the company acquired less then 51% of the public shell. Due to this change in accounting method the Company only recognized expenses from UBNA for the period from December 6, 2007 to December 31, 2007.

NOTE 14  RELATED PARTY TRANSACTIONS

During October 2007, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. The Company did not make any payments and converted the entire note to Preferred Series B Stock on September 18, 2008.

During October 2007, the Company entered into a $250,000 note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2008. The Company did not make any payments and converted the entire note to Preferred Series B Stock on September 18, 2008.

During December 2007, the Company entered into an $88,000 note payable with Mortensen Financial Limited, a related party. The interest rate is 6.5% per annum. The note requires payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments. The Company did not make any payments and converted the entire note to Preferred Series B Stock on September 18, 2008.

During the eleven months ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

On March 18, 2008, the Company issued a $43,556 convertible note payable to Mortensen Financial Limited, a related party. The interest rate is 6.5 % per annum. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company is to pay $10,889 in semiannual installments. The Company did not make any payments and converted the entire note to Preferred Series B Stock on September 18, 2008.

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note is convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate is 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest must be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company is to pay $75,000 in semiannual installments. The Company did not make any payments and converted the entire note to Preferred Series B Stock on September 18, 2008.

For the year ended December 31, 2008, a shareholder of the Company contributed office space with a fair value of $1,800.

NOTE 15 – SUBEQUENT EVENTS

On April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with a total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

In March 2009 the Company entered into a Lease Agreement with MIPCO.  The lease with MIPCO required the Company to retrofit the building and update the permits.  MIPCO paid a partial deposit of $10,000 and failed to fulfill the Agreement and the Lease Agreement has been terminated.

On July 9, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at a exercise price of 5 cents per share, based on the principal invested.

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $492,500 was expensed to interest expense.

On November 22, 2009 the Company sold 45,000 units in a private placement for $45,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at a exercise price of 5 cents per share, based on the principal invested.

On November 23, 2009 the Company issued 1,360,000 common shares to Vince M. Guest in accordance with the terms of his employment agreement.

On November 23, 2009 the Company issued 1,360,000 common shares to Solomon RC Ali in accordance with the terms of his employment agreement.

On November 23, 2009 the Company issued 1,360,000 common shares to Richard D. Craven in accordance with the terms of his employment agreement.

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.

 Entry into a Material Definitive Agreement.

Universal Bioenergy Corporation, a Nevada corporation (the “ Company ”), and NDR Energy Group, LLC, a Maryland limited liability company (“NDR” or “NDR Energy Group”), have entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of April 12, 2010.  Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased forty nine 49% of the Member Interests of NDR with a total investment valued at $2.5 million in cash and common stock of the Company.

 The completion of the acquisition was approved by the Board of Directors of the Company.

Each of the Company and NDR Energy Group has made customary representations and warranties in the Purchase Agreement. NDR Energy Group has also agreed to various covenants in the Purchase Agreement, including, among other things, (i) to conduct its business in the ordinary course consistent with past practice in all material respects during the period between the execution of the Purchase Agreement and the closing of the transaction and (ii) not to solicit alternate transactions.

Universal’s  management believes that the association with NDR Energy Group  will give the Company the needed sales outlets through NDR Energy Group’s distribution channels, the  marketing / brokering of natural gas, biofuels, and energy efficiency conversions as part of its new business focus.

Additional Summary of the Purchase Agreement

According to the agreement, the Company retains the right to purchase additional equity of the Member Interests of NDR Energy.  NDR Energy will appoint 2 seats on its Board of Managers as selected by the Company.  The Company agrees to provide NDR Energy Group with Management Support Services. The Company will provide NDR Energy Group with $1,000,000 in working capital. The Company will arrange, on a best efforts basis, a “Financing Facility / Credit Line up to an estimated amount of $300 million dollars drawn on a major U.S. bank or similar financial institution, to purchase its natural gas contract receivables, and help fund its growth and expansion. NDR Energy Group agrees to comply in accordance with the related financial covenants.

The original 49% interest in NDR Energy was purchased for 1,000,000 shares of Universal Bioenergy  common stock, and a $1,000,000 loan to NDR.

The option to acquire the final 2% member interest  in NDR was  assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali,  along with a grant of  4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake  was acquired for 4,000,000 shares of stock, by exercising the  option.  The  4,000,000 in stock was paid as a premium on the purchase  price for the additional 2% of  NDR’ s member interests. All of the stock was issued to NDR. The 2% member interest in NDR Energy is owned by another entity.  This option was extended to Richard Craven prior to knowledge of the SEC Enforcement matter discussed below and current management asserts that they were  not fully informed  by Richard Craven of his involvement in the SEC Enforcement matter.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 14, 2010, Dr. Richard D. Craven submitted his resignation as a member of our Board of Directors and as Chief Executive Officer and Principal Financial Officer to pursue other business matters. Dr. Richard D. Craven did not have any disagreement with the Company, on any matter related to the Company’s accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Vince M. Guest has taken the position as Chief Executive Officer and Principal Financial Officer.

NOTE 16 - SUBSEQUENT DISCOVERY OF FACTS THAT EXISTED AS OF THE BALANCE SHEET DATE

Management has recently become aware that cash and other assets invested in the Company prior to December 31, 2008 may have been received as a result of illegal activities by persons affiliated with certain current and former shareholders, Lacroix International Holdings Ltd. (Lacroix) and Mortensen Financial Ltd. (Mortensen).  See SEC vs. Abellan, et al, (Case 3:08-CV-05502).   Management has also recently become aware that the Securities and Exchange Commission (SEC) has subsequently obtained an order of disgorgement pertaining to the assets held by Lacroix and Mortensen which currently include shares of preferred and common stock of the Company.

The risk of disgorgement

The approximate $1 million in cash invested in the Company by Mortensen has been depleted.  Additionally, the approximate $1.6 million value of the dormant biodiesel plant invested by Lacroix, with its unknown but implicit environmental liability, has been impaired to a net value of $290,000.  At the advice of counsel, management believes, lacking definitive proof, it is not likely that the SEC would move to disgorge ownership of the biodiesel plant from the Company.

According to the court filings in SEC vs. Abellan et al, the SEC was not able to obtain the Andorran banking records of Lacroix and Mortensen, and accordingly cannot currently definitively link the funds invested in the Company to the illegal activities of Abellan.  At the advice of counsel, management believes, while it is possible, it is unlikely, that even if the SEC is able to obtain those records, and is able to definitively link those funds to the assets invested in the Company that the SEC would move to disgorge ownership of the biodiesel plant from the Company.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, who declined to provide clarification or comment.

The risk of rescission

Management has also recently become aware that the stated September 17, 2008 restructuring of debt to preferred shares was transacted subsequent to a September 11, 2008 injunction obtained by the SEC freezing the assets of Lacroix and Mortensen.  The restructuring accordingly may constitute an illegal act.  Current and former management both assert that they did not receive notice of the freeze and were not aware of the freeze at the time of the conversion.

Current management has also recently become aware that former management was contacted by SEC enforcement pertaining to the above related to an informal investigation of another company.  It should be noted that the Company and its then management were not the focus of the informal investigation.  Documents provided by former management to the SEC establish that the discussions between former management, Lacroix and Mortensen began at least a month in advance of the freeze order.

As creditor note holders, Lacroix and Mortensen had preference over equity holders in the event of liquidation.   Additionally, even though the Lacroix note was “secured” by the biodiesel plant, no real or personal property liens were ever filed to perfect the liens.  At the time of the conversion the Company lacked liquidity to pay the principal and interest due on these notes.  The conversion to preferred shares abated the further accrual of interest on the notes.

As preferred shareholders, Lacroix and Mortensen still have preference over common shareholders in the event of liquidation, after satisfaction of the creditors.  While the conversion of these shares to common would eliminate this preference, it could also result in improving the liquidity of these shares, once the restrictive legends are removed, and enable distribution of the shares as discussed below.

At the advice of counsel, management believes it is possible, but unlikely that the SEC would move to rescind the note to preferred conversion transaction which would improve their standing in the event of liquidation, but would dilute the potential of liquidity through the market.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, who declined to provide clarification or comment.

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 9.7% dilution as of December 31, 2008.  Conversion at an implied market rate ($.80 per share) would result in the issuance of approximately 3,580,000 shares of common stock or 14.3% dilution as of December 31, 2008.

Current management has advised the stock transfer agent to freeze the preferred and common shares of Lacroix and Mortensen held in name or in street name, preventing their further conversion to cash.  The Board of Directors of the Company has also frozen the option to convert the preferred shares to common.  Counsel has advised management that such conversion of preferred shares to common could constitute a further violation of the asset freeze.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, who declined to provide clarification or comment.

In consideration of the above, management asserts that they will not convert the preferred shares to common without the explicit consent of the SEC.  Additionally, management is contemplating, under the authority of the SEC disgorgement order, seeking permission of the SEC to convert the preferred shares to common in the least dilutive fashion discussed above (10:1) and distribute those shares and other common shares owned by Lacroix and Mortensen to the shareholders harmed by Abellan.

*  *  *  *  *  *

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On December 20, 2007, Murrell, Hall, McIntosh & Co., PLLP (“Murrell”) was dismissed as independent auditor for the Company. On December 20, 2007, the Company engaged Webb & Company, PA (“Webb”) as its principal independent accountant.  On February 4, 2010, SE Clark & Company ("SEC") was appointed as the independent registered public account firm for Universal Bioenergy, Inc., commencing immediately, and Webb & Company ("WEB") was dismissed as the independent auditors for the Company as of February 4, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer originally concluded that our disclosure controls and procedures were effective as of December 31, 2008.

However, our Chief Executive Officer has concluded that our disclosure controls and procedures as of April 14, 2010 may not be effective due to possible material weaknesses in our internal controls over financial reporting described below and other factors related to the Company’s financial reporting processes.

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

The Company’s concern was the filing of our 2007 Form 10K/A on September 9, 2009 by James Michael Ator (“former management”) without Board of Directors approval and without approval from our independent auditors. The other area of concern was the proper internal signature by the Board of Directors for all filings that are issued. The Company’s former management further did not properly record the acquisition of UBNA as the purchase method of accounting and recorded it as a reverse merger and recapitalization. The acquisition was less than 51% and should have been recorded as the purchase method of accounting.

The Company’s former management was also involved with the Mortenson and LaCroix transactions as described in Note 16 to the financial statements. Although former management asserts they had no knowledge of the Abellan scheme or the freeze order, in the best interest of the Company they resigned, surrendered the preferred A shares, and have no further affiliation with the Company.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be extremely relevant.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

Vince Guest	52	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	46	Director

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

Vince M. Guest - was appointed as our Chief Executive Officer, president, on April 14, 2010.  Previously on March 5, 2009, Vince M. Guest was appointed to serve as Senior Vice President of Marketing. Vince Guest has more than 25 years of experience drawn from several Fortune 500 firms in business / market development, market analysis, advertising, commercial real estate acquisitions / development, mortgage banking, corporate finance, energy services and real estate asset management of $2.5 billion. Previously he served as President of AmeriCapital Financial Corporation directing the commercial and residential real estate investment services group for 26 states nationwide. He worked as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. Prior to that, he worked in managerial / professional positions for Trammel Crow-Winthrop Management, TRW, Citicorp and Bristol-Myers Squibb.

Solomon R.C. Ali will serve as Senior Vice President of Investor Relations with 22 years experience in investor relations, investment banking, mergers & acquisitions, corporate structure, and raising investment capital through capital markets and private equity.  In the past 5 years, Mr. Ali has assisted public companies in raising capital and providing investor relations through his consulting services company.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  As the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required by Section 16(a) of the Exchange Act of 1934 where Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to begin compliance.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

General. Effective April 14, 2010 Vince Guest presently serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and eleven months ended December 31, 2007 compensation awarded to, paid to, or earned by, Mr. Richard Craven, who was former management and was the Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2008 and 2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven	2008	60,000	100,000	0	0	0	0	0	160,000
	2007	0		0	0	0	0	0	0

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Richard Craven	0	0	0	0	0	0	0	0	0
	0	0	0	0	0	0	0	0	0

2008 and 2007 OPTION EXERCISES AND STOCK VESTED TABLE

2007 and 2006 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Richard Craven		0	0	0
		0	0	0

2008 and 2007 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Richard Craven	0	0	0	0	0
	0	0	0	0	0

2008 and 2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

2008 and 2007 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Richard Craven	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

2008 and 2007 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Richard Craven	2008	0	0	0	0	0
	2007	0	0	0	0	0

2008 and 2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Richard Craven	Basic salary						-

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
.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of May 25, 2010 based on 45,155,000 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Vince M. Guest	Common Stock	3,560,000	7.88%
Solomon R.C. Ali	Common Stock	3,560,000	7.88%
Richard D. Craven	Common Stock	3,560,000	7.88%
All Officers and Directors As a Group (3 persons)	Common Stock	0	0%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

As of December 31, 2007, 49% of the outstanding shares of the Company are owned by 11 foreign entities of Mortenson and LaCroix in an amount of 1,000,000 shares each (4.45% ownership each). On April 14, 2010 Current Management became aware of SEC vs. Abellan, et al, (Case 3:08-CV-05502) and instructed the transfer agent to freeze any remaining shares held by the Defendants in accordance with that Court Order.  Schedule 13D or Schedule 13G have not been filed with respect to such shareholders and the company is uncertain of Defendants beneficial ownership of those shares.

 Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $ .001.

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

Preferred Stock

The Company authorized an aggregate of 1,000,000 shares of preferred series A shares at a $.001 par value and preferred series B shares with 100,000 series A issued shares and 232,350 series B issued shares outstanding as of December 31, 2008.  The preferred series A shares are voting at the equivalent of 300 common shares to each preferred share.  The preferred series B shares are non-voting.

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

Options and Warrants:

As of December 31, 2008 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2008, the Company has no convertible debt.

Transfer Agent

On June 1, 2006, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number as as follows:
Corporate Stock Transfer 3200 Cherry Creek Drive South, Suite 430, Denver CO, 89009, Telephone (303) 282-4800, Fax (303) 282-5800.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 18, 2008, the Company issued a $43,556 convertible note payable to Mortensen Financial Limited, a related party. The interest rate was 6.5 % per annum. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, the Company was to pay $10,889 in semiannual installments.

During December 2007, the Company entered into an $88,000 note payable with Mortensen Financial Limited, a related party. The interest rate was 6.5% per annum. The note required payment of accrued interest and principal by December 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest was to required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, Company is to pay $22,000 semiannual installments.

During October 2007, the Company issued a $300,000 convertible note payable to Mortensen Financial Limited, a related party. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note required payments of accrued interest and principal by October 31, 2010. On April 30, 2008 and October 31, 2008 all accrued interest was to required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010,  Company was to pay $75,000 in semiannual installments.

During October 2007, the Company entered into a $250,000 note payable to Mortensen Financial Limited, a related party. The interest rate was 6.5% per annum. The note required payment of accrued interest and principal by December 31, 2008.

On April 7, 2008, the Company issued a $300,000 unsecured convertible note payable to Mortensen Financial Limited, a related party. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note required payments of accrued interest and principal by October 31, 2010. On October 31, 2008 all accrued interest was to required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010 Company was to pay $75,000 in semiannual installments.

For the year ended December 31, 2008, a shareholder of the Company contributed office space with a fair value of $1,800.

During the eleven months ended December 31, 2007, the Company received $10,046 from a stockholder. Pursuant to the terms of the loan, the loan is non interest bearing, unsecured and due on demand.

All of the above related party notes were converted on September 18, 2009 to 132,350 preferred series B shares.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S.E. Clark and Company for professional services rendered for audit of the Company annual financial statements for 12 months ended December 31, 2008 and Webb & Company PA for professional services rendered for the audit of the Company’s annual financial statements for 11 months ended December 31, 2007 approximated $12,000 and $20,363 respectively. The aggregate fees billed by S.E. Clark and Company for review of  the financial statements included in the  company’s Forms 10-Q for Fiscal year ended 2008 and Webb & Company PA fiscal year 2007 approximated $7,500 and $7,500 per year.

Audit-Related Fees.  The aggregate fees billed by S.E. Clark & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the year ended December 31, 2008 and by Webb & Company PA for the fiscal 11 months ended December 31, 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by S.E. Clark & company for professional services rendered for tax compliance, tax advice and tax planning for the year ended December, 31, 2008 and by Webb & Company  for the fiscal 11 months ended December 31, 2007 were $0 and $0.

All Other Fees.  The aggregate fees billed by for products and services, of S. E. Clark & Company other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the year ended December, 31, 2008 and by Webb & Company, PA for the fiscal 11 months ended December 31, 2007 approximated $0 and $0 respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven (4)
14.1		Code of Ethics (5)
21	*	Subsidiaries
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

*filed herewith
(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(5)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: June 15, 2010	Universal Bioenergy, Inc. By: /s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vince M. Guest
Vince Guest
Director, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer), and President

By:	/s/ Solomon Ali
Solomon Ali
Director