Form 10-Q
period 2009-03-31
Universal Bioenergy, Inc.
filed 2010-06-29
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 24, 2010
Common stock, $0.001 par value	45,155,000

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

TABLE OF CONTENTS

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008
ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

PROPERTY AND EQUIPMENT	290,000	290,000

Deposit	3,100	3,100
TOTAL ASSETS	$293,100	$293,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Bank overdraft	$1,213	$1,213
Accounts payable and accrued expenses	219,834	74,355
Advances from affiliates	32,405	24,405
Note payable- affiliate	100,000	100,000

Total current liabilities	353,451	199,973

TOTAL LIABILITIES	353,451	199,973

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, 100,000 issued and outstanding shares
March 31, 2009 and December 31, 2008, respectively	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
March 31, 2009 and December 31, 2008, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized;
21,525,000 issued and outstanding as of
March 31, 2009 and December 31, 2008, respectively	21,525	21,525
Additional paid-in capital	12,976,283	12,976,284
Accumulated deficit - development stage company	(13,058,491)	(12,905,012)
Total stockholders' equity (deficit)	(60,352)	93,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$293,100	$293,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31,		(inception) through
	2009	2008	March 31, 2009

OPERATING EXPENSES:
General and administrative	$153,479	$282,346	$970,137
Impairment of assets	-	3,484,048	11,970,692
Total operating expenses	153,479	3,766,394	12,940,829

OTHER (INCOME) AND EXPENSES:
Interest expense	-	40,559	117,662
Total other expense	-	40,559.00	117,662

NET LOSS	$153,479	$3,806,953	$13,058,491

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.01	$0.17

Weighted average of shares outstanding	21,525,000	22,509,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31		(inception) through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(153,479)	$(3,806,953)	$(13,058,491)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
In kind rent	-	600	9,000
Impairment of assets	-	3,484,048	11,970,692
Common stock issued for services	-	50,100	51,878
Preferred Series A stock issued for services			11,850
Changes in assets and liabilities:
Accounts payable and accrued expenses	145,479	(6,824)	263,238
Net cash used by operating activities	(8,000)	(279,029)	(751,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	8,000	-	32,405
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	-	149,254	587,254
Net cash provided by financing activities	8,000	149,254	642,859

INCREASE IN CASH	-	(129,775)	-
CASH, BEGINNING OF YEAR	-	133,177	-
CASH, END OF YEAR	$-	$3,402	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to March 31, 2009 of $13,058,491.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise some doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Quarter Ended March 31, 2009	For the Quarter Ended March 31, 2008

Losses available for common shareholders	$(153,479)	$(3,806,953)

Weighted average common shares outstanding	(21,525,000)	(22,509,778)
Basic loss per share	$(.01)	$(.17)
Fully diluted loss per share	$(.01)	$(.17)
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

At December 31, 2008, there were no outstanding stock options or warrants.

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

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 9.7% dilution as of March 31, 2009.  Conversion at an implied market rate ($.02 per share) would result in the issuance of approximately 11,604000 shares of common stock or 35.0% dilution as of March  31, 2009.  See Note 10 regarding legal restrictions on the conversion of these shares to common stock.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2009 and December 31, 2008 as follows:

	March 31, 2009	December 31, 2008
Equipment	$165,000	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$290,000	$290,000

There was no depreciation expense for the years ended March 31, 2009 and 2008 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2008.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 3, - Impairment of Long-Lived Assets.

NOTE 7 –NOTE PAYABLE AFFILIATES

Notes payable to affiliates comprise the following as of:

	March 31, 2009	December 31, 2008
In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	100,000
Total long-term note payable	100,000	100,000
Less current portion	100,000	100,000
Long-term portion of note payable	$-	$-

On September 18, 2008 the Company converted the debt to preferred shares as disclosed in Note 5 above.

NOTE 8 - INCOME TAXES

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

NOTE 9  RELATED PARTY TRANSACTIONS

In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand.  Effective January 2, 2009 management entered into an employment agreement with James Michael Ator, then CFO, Treasurer, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  See Note 10 regarding the subsequent settlement of this obligation.

Effective February 27, 2009 management entered into an employment agreement with Dr. Richard D. Craven, then CEO, President, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  See Note 10 regarding the subsequent resignation of Dr. Craven.  Current management is currently negotiating settlement of this obligation..

Effective March 6, 2009 management entered into an employment agreement with Vince M. Guest, current CEO, CFO, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from additional investment capital, and a 5% finder’s fee on all debt financing obtained by Mr. Guest on behalf of the Company.

Effective March 6, 2009 management entered into an employment agreement with Solomon RC Ali, current VP of Investor Relations, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from additional investment capital, and a 5% finder’s fee on all debt financing obtained by Mr. Ali on behalf of the Company.

NOTE 10 – SUBEQUENT EVENTS

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On July 9, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $492,500 was expensed to interest expense.

On November 22, 2009 the Company sold 45,000 units in a private placement for $45,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

On November 23, 2009 the Company issued 1,360,000 common shares to Vince M. Guest in accordance with the terms of his employment agreement. The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock.

On November 23, 2009 the Company issued 1,360,000 common shares to Solomon RC Ali in accordance with the terms of his employment agreement. . The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock.

On November 23, 2009 the Company issued 1,360,000 common shares to Richard D. Craven in accordance with the terms of his employment agreement. . The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock.

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.  The stock was trading at $.05 and the Company expensed $45,000 for each issuance of shares of stock.

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

The option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. The 2% member interest in NDR Energy is owned by another entity.

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

NOTE 11 - SUBSEQUENT DISCOVERY OF FACTS THAT EXISTED AS OF THE BALANCE SHEET DATE

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

Current management has also recently become aware that former management was contacted by SEC enforcement pertaining to the above related to an informal investigation of another company.  It should be noted that the Company and its then management were not the focus of the informal investigation.  Documents provided by former management to the SEC establish that the discussions between former management, Lacroix and Mortensen began at least two months in advance of the freeze order.

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agreed upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 9.7% dilution as of March  31, 2009.  Conversion at an implied market rate ($.02 per share) would result in the issuance of approximately 11,604,000  shares of common stock or 35.0% dilution as of March  31, 2009.

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

*  *  *  *  *  *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Plant building Plant equipment Furniture and Fixture	40 Years 15 Years 3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2009 compared to March 31, 2008

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of March 31, 2009 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

The Company has never generated any revenue.  Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses were $153,479 and $3,806,953 for the three months ended March 31, 2009 and 2008. Our losses since our inception through March 31, 2009 amount to $13,058,491.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $751,833 from inception, a working capital deficiency of $199,973 and have an accumulated deficit during the development stage of $13,058,491 this raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Debt

Convertible Debt

On March 18, 2008, we issued a $43,555 convertible note payable in favor of Mortensen Financial Limited, a shareholder of our company. The note was convertible at the option of the holder by taking the average bid price of the common stock for the five day period preceding the conversion and multiplying by 75%. The interest rate was 6.5% per annum. The note requires payments of accrued interest and principal by October 31, 2010. On October 31, 2008, all accrued interest was required to be paid. Beginning April 30, 2009 and semiannually thereafter through October 31, 2010, we were to pay $10,889 in semiannual installments. On September 18, 2008, we converted this debt to preferred B shares.

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

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10Q, Annual report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments that engage in any hedging activities. Most of our activity is in the development stage of our refining of feedstock.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s concern was the filing of our 2007 Form 10K/A on September 9, 2009 by James Michael Ator the former CFO, without Board of Directors approval and without approval from our independent auditors. The other area of concern was the proper internal signature by the Board of Directors for all filings that are issued. The Company’s former management further did not properly record the acquisition of UBNA as the purchase method of accounting and recorded it as a reverse merger and recapitalization. The acquisition was less than 51% and should have been recorded as the purchase method of accounting.

The Company’s Richard Craven the former CEO was also involved with the Mortenson and LaCroix transactions as described in Note 11 to the financial statements. Although former management asserts they had no knowledge of the Abellan scheme or the freeze order, in the best interest of the Company they resigned, surrendered the preferred A shares, and have no further affiliation with the Company.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be extremely relevant.

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

ITEM 1A - Risk Factors

Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this quarterly report on Form 10Q, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. There has been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. However, the following risk factors, in addition to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 should be considered

Risk Factors Related to Our Business

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

The Notes to Our Financial Statements Contain Explanatory Language That Some Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that some doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $751,833 from inception, a working capital deficiency of $353,451 and have an accumulated deficit during the development stage of $13,058,491. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended March 31, 2009.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2009.

Item 4. Removed and Reserved

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

UNIVERSAL BIOENERGY, INC.

Dated: June 28, 2010	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President