Form 10-Q
period 2009-06-30
Universal Bioenergy, Inc.
filed 2010-06-30
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2009

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

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008

ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

PROPERTY AND EQUIPMENT	290,000	290,000

Deposit	3,100	3,100
TOTAL ASSETS	$293,100	$293,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Bank overdraft	$1,152	$1,213
Accounts payable and accrued expenses	369,407	74,355
Advances from affiliates	49,380	24,405
Note payable- affiliate	100,000	100,000

Total current liabilities	519,938	199,973

TOTAL LIABILITIES	519,938	199,973

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, 100,000 issued and outstanding shares
June 30, 2009 and December 31, 2008, respectively	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
June 30, 2009 and December 31, 2008, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized;
30,325,000 and 21,525,000 issued and outstanding as of
June 30, 2009 and December 31, 2008, respectively	30,325	21,525
Additional paid-in capital	13,275,483	12,976,284
Accumulated deficit - development stage company	(13,532,978)	(12,905,012)
Total stockholders' equity (deficit)	(226,838)	93,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$293,100	$293,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

					For the Period
	For the Three Months Ended		For the Six Months Ended		from August 13, 2004
	June 30,		June 30,		(inception) through
	2009	2008	2009	2008	June 30, 2009

OPERATING EXPENSES:
General and administrative	$474,486	$170,992	$627,966	$453,339	$1,444,624
Impairment of assets	-	-	-	3,484,048	11,970,692
Total operating expenses	474,486	170,992	627,966	3,937,387	13,415,316

OTHER (INCOME) AND EXPENSES:
Interest expense	-	41,057	-	81,616	117,662
Total other expense	-	41,057.00	-	81,616.00	117,662

NET LOSS	$474,486	$212,049	$627,966	$4,019,003	$13,532,978

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.02	$0.01	$0.02	$0.18

Weighted average of shares outstanding	28,864,451	22,509,778	25,210,028	22,509,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Six Months Ended		from August 13, 2004
	June 30		(inception) through
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(627,966)	$(4,019,003)	$(13,532,978)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
In kind rent	-	1,200	9,000
Impairment of assets	-	3,484,048	11,970,692
Common stock issued for services	307,999	50,100	359,877
Preferred Series A stock issued for services			11,850
Changes in assets and liabilities:
Accounts payable and accrued expenses	294,992	34,233	412,751
Net cash used by operating activities	(24,975)	(449,422)	(768,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	24,975	-	49,380
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	-	449,254	587,254
Net cash provided by financing activities	24,975	449,254	659,834

INCREASE IN CASH	-	(168)	-
CASH, BEGINNING OF YEAR	-	133,177	-
CASH, END OF YEAR	$-	$133,009	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to June 30, 2009 of $13,532,978.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Quarter Ended June 30, 2009	For the Quarter Ended June 30, 2008

Losses available for common shareholders	$(627,966		$(4,019,003)

Weighted average common shares outstanding	(25,210,029)		(22,509,778)
Basic loss per share	$(.02)	$	(..18)
Fully diluted loss per share	$(.02)	$	(..18)

Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 30,325,000 are issued and outstanding as of June 30, 2009.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of June 30, 2009.

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

At March  31, 2009, there were no outstanding stock options or warrants.

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

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 7.1% dilution as of June 30, 2009.  Conversion at an implied market rate ($.03 per share) would result in the issuance of approximately 7.736,000 shares of common stock or 20.3% dilution as of June 30, 2009.  See Note 10 regarding legal restrictions on the conversion of these shares to common stock.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2009 and December 31, 2008 as follows:

	June 30, 2009	December 31, 2008
Equipment	$165,000	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$290,000	$290,000

There was no depreciation expense for the years ended June 30, 2009 and 2008 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2008.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 3 - Impairment of Long-Lived Assets.

NOTE 7 –NOTE PAYABLE AFFILIATES

Notes payable to affiliates comprise the following as of:

	June 30, 2009	December 31, 2008
In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	100,000
Total long-term note payable	100,000	100,000
Less current portion	100,000	100,000
Long-term portion of note payable	$-	$-

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

Effective February 27, 2009 management entered into an employment agreement with Dr. Richard D. Craven, then CEO, President, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  See Note 10 regarding the subsequent resignation of Dr. Craven.  Current management is currently negotiating settlement of this obligation.

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

Effective March 6, 2009 management entered into an employment agreement with Solomon RC Ali, current VP of Investor Relations, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from additional investment capital, and a 5% finder’s fee on all debt financing obtained by MrAli  on behalf of the Company.

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

NOTE 10 – SUBSEQUENT EVENTS

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agreed upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 7.1% dilution as of June 30, 2009.  Conversion at an implied market rate ($.03 per share) would result in the issuance of approximately 7,736,000 shares of common stock or 20.3% dilution as of June  30, 2009.

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

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2009 compared to June 30, 2008

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of June 30, 2009 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

The Company has never generated any revenue.  Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $474,486 and $212,049 for the three months ended June 30, 2009 and 2008 as compared to $627,966 and $4,019,003 for the six months ended June 30, 2009 and 2008. Our losses since our inception through June 30, 2009 amount to $13,532,978

Part of these losses and need for impairment as determined by management is due in part to a decrease in value of assets related to the economic downturn in the local area and in the commercial real estate marketplace. Management believes that there has been a 30% or greater reduction in the value of real property at the Nettleton, MS plant site due to these conditions. There is no guarantee that such asset reduction will be recouped as economic conditions improve.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $768,807 from inception, a working capital deficiency of $199,973 and have an accumulated deficit during the development stage of $13,532,978 this raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Notes to Our Financial Statements Contain Explanatory Language That Some Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that some doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $768,807 from inception, a working capital deficiency of $519,938 and have an accumulated deficit during the development stage of $13,532,978. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended June 30, 2009.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2009.

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

UNIVERSAL BIOENERGY, INC.

Dated: June 29, 2010	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President