Form 10-Q
period 2009-09-30
Universal Bioenergy, Inc.
filed 2010-07-07
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2009

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

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		PAGE

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Removed and Reserved	31
Item 5	Other information	31
Item 6.	Exhibits	32

CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008
ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

PROPERTY AND EQUIPMENT	290,000	290,000

Deposit	3,100	3,100
TOTAL ASSETS	$293,100	$293,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Bank overdraft	$1,167	$1,213
Accounts payable and accrued expenses	561,917	74,355
Advances from affiliates	51,297	24,405
Note payable- affiliate	100,000	100,000

Total current liabilities	714,381	199,973

Convertible note payable	25,000	-

TOTAL LIABILITIES	739,381	199,973

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock Series A, $.001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding shares September 30, 2009 and December 31, 2008, respectively	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares authorized, 232,080 issued and outstanding shares September 30, 2009 and December 31, 2008, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized; 30,325,000 and 21,525,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	30,325	21,525
Additional paid-in capital	13,275,483	12,976,284
Accumulated deficit - development stage company	(13,752,421)	(12,905,012)
Total stockholders' equity (deficit)	(446,282)	93,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$293,100	$293,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

					For the Period
	For the Three Months Ended		For the Nine Months Ended		from August 13, 2004
	September 30		September 30		(inception) through
	2009	2008	2009	2008	September 30, 2009

OPERATING EXPENSES:
General and administrative	$217,635	$117,063	$845,601	$570,403	$1,662,259
Impairment of assets	-	-	-	3,484,048	11,970,692
Total operating expenses	217,635	117,063	845,601	4,054,451	13,632,951

OTHER (INCOME) AND EXPENSES:
Interest expense	1,808	35,877	1,808	117,493	119,470
Total other expense	1,808	35,877.00	1,808	117,493.00	119,470

NET LOSS	$219,443	$152,940	$847,409	$4,171,943	$13,752,421

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.01	$0.01	$0.03	$0.19

Weighted average of shares outstanding	30,325,000	21,515,000	26,940,385	22,170,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Nine Months Ended		from August 13, 2004
	September 30,		(inception) through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(847,409)	$(4,171,943)	$(13,752,421)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	-	1,800	9,000
Impairment of assets	-	3,484,048	11,970,692
Common stock issued for services	307,999	57,428	359,877
Preferred Series A stock issued for services			11,850
Changes in assets and liabilities:
Accounts payable and accrued expenses	487,516	75,808	605,275
Net cash used by operating activities	(51,894)	(552,859)	(795,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	26,894	-	51,299
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	25,000	449,254	612,254
Net cash provided by financing activities	51,894	449,254	686,753

INCREASE IN CASH	-	(103,605)	-
CASH, BEGINNING OF YEAR	-	133,177	-
CASH, END OF PERIOD	$-	$29,572	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin. The Company is located in Nettleton, Mississippi. UBNA and UB are hereafter referred to as (the “Company)”.

In October 2007, UBNA entered into a Purchase Agreement with UBRG. In October 2007, UBRG, a then shell corporation, acquired UBNA. On October 24, 2007, the Company changed its name to Universal Bioenergy, Inc. to better reflect its business plan at that time. The purchase was consummated on December 6, 2007.

Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement dated as of April 12, 2010 in which Universal Bioenergy purchased a 49% Member Interest (See Note 10: Subsequent Events). NDR Energy Group markets energy and fuel such as natural gas, and transportation of petroleum fuels Management of Universal Bioenergy has modified the business plan to focus on the development of the business of NDR.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to September 30, 2009 of $13,752,421.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and 2008 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Quarter Ended September 30, 2009	For the Quarter Ended September 30, 2008

Losses available for common shareholders	$(872,409)	$(4,171,943)

Weighted average common shares outstanding	(26,940,385)	(22,170,074)
Basic loss per share	$(.03)	$(.19)
Fully diluted loss per share	$(.03)	$(.19)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 30,325,000 are issued and outstanding as of September 30, 2009.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of September 30, 2009.

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

At September 30, 2009, there were no outstanding stock options or warrants.

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

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 7.1% dilution as of September 30, 2009.  Conversion at an implied market rate ($.12 per share) would result in the issuance of approximately 1,934,000 shares of common stock or 6./% dilution as of September 30, 2009.  See Note 10 regarding legal restrictions on the conversion of these shares to common stock.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2009 and December 31, 2008 as follows:

	September 30, 2009	December 31, 2008
Equipment	$165,000	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$290,000	$290,000

There was no depreciation expense for the nine months ended September 30, 2009 and 2008 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2008.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 3 - Impairment of Long-Lived Assets.

NOTE 7 –NOTE PAYABLE AFFILIATES

Notes payable to affiliates comprise the following as of:

	September 30, 2009	December 31, 2008
In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	100,000	100,000
On July 9, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.	25,000	-
The note is secured by all assets of the Company, including the property at 128 Biodiesel Drive, Nettleton, MS.
Total notes payable	125,000	100,000
Less current portion	100,000	100,000
Long-term portion of notes payable	$25,000	$-

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agreed upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 7.1% dilution as of September 30, 2009.  Conversion at an implied market rate ($.12 per share) would result in the issuance of approximately 1,934,000 shares of common stock or 6./% dilution as of September 30, 2009.

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

Our company and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement dated as of April 12, 2010 in which Universal Bioenergy purchased a 49% Member Interest (See Note 10 of the Financial Statements: Subsequent Events.) NDR Energy Group markets energy and fuel such as natural gas, and transportation of petroleum fuels.  Management of Universal Bioenergy has modified the business plan to focus on the development of the business of NDR.

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

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2009 compared to September 30, 2008

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of September 30, 2009 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

The Company has never generated any revenue.  Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $219,443 and $152,940 for the three months ended September 30, 2009 and 2008 as compared to $847,409 and $4,171,943 for the nine months ended September 30, 2009 and 2008. Our losses since our inception through September 30, 2009 amount to $13,752,421

Part of these losses and need for impairment as determined by management is due in part to a decrease in value of assets related to the economic downturn in the local area and in the commercial real estate marketplace. Management believes that there has been a 30% or greater reduction in the value of real property at the Nettleton, MS plant site due to these conditions. There is no guarantee that such asset reduction will be recouped as economic conditions improve.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $795,727 from inception, a working capital deficiency of $714,381 and have an accumulated deficit during the development stage of $13,752,421 this raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our company and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement dated as of April 12, 2010 in which Universal Bioenergy purchased a 49% Member Interest (See Note 10 of the Financial Statements: Subsequent Events.) NDR Energy Group markets energy and fuel such as natural gas, and transportation of petroleum fuels.  Management of Universal Bioenergy has modified the business plan to focus on the development of the business of NDR.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April of 2010, we modified our business plan to include marketing of  energy and fuel such as natural gas, and transportation of petroleum fuels through NDR Energy Group, LLC.  Management of Universal Bioenergy has modified the business plan to focus on the development of the business of NDR.  We are dependent on the implementation of the business plan of NDR Energy Group, LLC to generate and distribute revenues to its Members, the failure of which may adversely affect the results of the Company’s contemplated operations and financial position.

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

The Notes to Our Financial Statements Contain Explanatory Language That Some Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that some doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $795,727 from inception, a working capital deficiency of $847,409 and have an accumulated deficit during the development stage of $13,752,421. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended September 30, 2009. Except for under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

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

UNIVERSAL BIOENERGY, INC.

Dated: July 7, 2010	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President