Form 10-K
period 2009-12-31
Universal Bioenergy, Inc.
filed 2010-08-12
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
The aggregate market value of voting  and non-voting common equity  held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year, December 31, 2009 was approximately $440,000.
Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.
State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at August 12, 2010 there were - 45,455,000 shares of Common Stock, $0.001 par value per share issued and outstanding and 100,000 Series A preferred stock, $0.001 par value per share and 232,080 Series B preferred stock., $.001 par value per share.
Documents Incorporated By Reference -None

Universal Bioenergy, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008
TABLE OF CONTENTS
T

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

ITEM 1.  BUSINESS.

Overview of Our Company

Universal Bioenergy is an alternative energy company headquartered in Irvine, California. We plan to develop and market a diverse product line of alternative energy products including, natural gas, solar, biofuels, wind, wave, tidal, and green technology products.   We also intend to provide energy and facilities services to government and commercial customers for facilities retrofits, modifications, lighting systems, building control systems and related energy saving technologies. We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents and license technologies to fully exploit in the marketplace. We are adapting our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring greater revenues for the company and more value to our shareholders.

We are currently targeting natural gas producers, to obtain natural gas and other fuels directly from the wellhead, and solar energy companies for polymer based thin film solar cells that will produce greater energy conversion efficiencies, with less cost than silicon based photovoltaic cells.

Recent Developments

NDR Energy Group LLC.  On April 12, 2010, Universal acquired a 49% stake in NDR Energy Group LLC, located in Charlotte, North Carolina. NDR markets energy and fuel commodities such as natural gas, and transportation of petroleum fuels.  NDR Energy has firm contracts signed with 22 major utility companies nationwide. The management of NDR intends to expand, in coordination with Universal, into biofuels, solar, alternative fuels, and commercial energy efficiency conversion projects, and retrofits.

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

History of Universal Bioenergy North America, Inc. (UBNA)

Universal Bioenergy North America, Inc., a wholly owned subsidiary of Universal Bioenergy Inc., was formed as a Nevada Corporation on January 23, 2007.

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

Management believes, but cannot guarantee, its production capacity could reach 10 million gallons per year (MGPY) with the installed equipment. With additional heating sources, management believes that the capacity could be increased to 20 MGPY and could reach production capacity of 50 MGPY pending installation of additional equipment, excess storage capacity, and additional heating sources.

Presently, UBNA’s plant is non-operational and the company is seeking new acquisitions in the alternative energy industry.

BACKGROUND ON BIODIESEL INDUSTRY

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

The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry since the credit is needed by most producers to remain economically viable.  The Senate voted on March 10, 2010 to restore the credit.   In June the House passed the bill  as well.  Restoration of the credit requires reconciliation and signature of President Obama which did not occur before the August summer recess.

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

Total production of biodiesel shot up from 25 million gallons in 2004 to over 400 million gallons in 2007. .

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

In addition, Toyota is building an assembly plant to produce Corollas in Blue Springs, Mississippi, near Tupelo in the vicinity of the plant. Universal’s refinery is located therefore in the middle of one of the highest truck traffic areas and furniture industry centers in the United States and near the largest automotive parts manufacturing facility of MS. Thus it is located in the middle of one of the largest potential diesel consumption markets in the United States.

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

Employees

As of fiscal year end December 31, 2009, the Company had 5 employees.

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

We were incorporated in August, 2004, and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $14,777,460 from inception to December 31, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

While the Company is not the subject of an investigation, current management has recently become aware that the Company may have been the recipient of certain assets which may be subject to the disgorgement order in the SEC vs. Abellan, et al case. Additionally, current management has recently become aware that the conversion of certain notes to preferred stock may have constituted an illegal act since it occurred subsequent to a freeze order issued pertaining to SEC vs. Abellan, et al. Current and former management assert that they were not aware of the freeze order at the time of the conversion. Additionally, certain documents and correspondence provided to the SEC pertaining to the conversion document indicate that the conversion was being negotiated prior to the date of the freeze order. The documents and correspondence were provided to the SEC in response to a subpoena issued in an informal investigation of another company. The Company was not the focus of the informal investigation. The docket currently shows the status of the Abellan case as “terminated”, leaving Company counsel to believe that further action by the SEC against the Company is possible but unlikely. The potential financial effects of this are more thoroughly discussed in Note 14 to the financial statements.

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

At December 31, 2009, there were 39,405,000 shares of common stock of Universal outstanding and there were approximately 21 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$.022	$.021
Second Quarter (April – June 2009)	$.033	$.028
Third Quarter (July – September 2009)	$.13	$.106
Fourth Quarter (October – December 2009)	$.064	$.06

Periods	High	Low
Fiscal Year 2008
First Quarter (January – March 2008)	$5.01	$5.01
Second Quarter (April – June 2008)	$5.01	$5.01
Third Quarter (July – September 2008)	$5.01	$5.01
Fourth Quarter (October – December 2008)	$.51	$.30

On May 25, 2010, the closing bid price of our common stock was $0.06.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located in Denver, Colorado.

Recent Sales of Unregistered Securities

On April 14, 2009 the Company issued 2,200,000 common shares to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On November 23, 2009 the Company issued 5,000,000 common shares to non-affiliates for the conversion of the $100,000 note payable to Richard Craven.  The stock was trading at $.096 and the Company reduced the note payable by $100,000 and expensed $380,000 as consulting expenses.

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

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

On March 26, 2010 the Company issued 300,000 common shares to an employee in accordance with the terms of his employment agreement.

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

Summary of Statements of Operations of UBRG

Year Ended December 31, 2009 and 2008

Statement of Operations Data	For the Years Ended
	December 31,
	2009	2008

Revenues	$-	$-
Operating and Other Expenses	(1,872,448)	(4,255,956)

Net Loss	$(1,872,448)	$(4,255,956)

Balance Sheet Data:	For the Years Ended
	December 31,
	2009	2008

Cash	$2,819	$-
Total Assets	295,919	293,100
Current Liabilities	849,841	199,971
Non Current Liabilities	-	-
Total Liabilities	849,841	199,971
Working Capital (Deficit)	553,922	(199,973)
Shareholders' (Deficit) Equity	$(553,920)	$93,129

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

Overview of Our Company

Universal Bioenergy is an alternative energy company headquartered in Irvine, California. Our new strategic direction is to develop and market a diverse product line of alternative energy products including, natural gas, solar, biofuels, wind, wave, tidal, and green technology products.   We also intend to provide energy and facilities services to government and commercial customers for facilities retrofits, modifications, lighting systems, building control systems and related energy saving technologies.

We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents and license technologies to fully exploit in the marketplace. We are adapting our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring greater revenues for the company and more value to our shareholders.

We are currently targeting natural gas producers, to obtain natural gas and other fuels directly from the wellhead, and solar energy companies for polymer based thin film solar cells that will produce greater energy conversion efficiencies, with less cost than silicon based photovoltaic cells.

Recent Developments

NDR Energy Group LLC.  As part plans for growth, on April 12, 2010, we acquired a 49% stake in NDR Energy Group LLC, located in Charlotte, North Carolina.

NDR markets energy and fuel commodities such as natural gas, and transportation of petroleum fuels.  The management of NDR reported to us, that they sold $60 - $70 million in energy and fuel in 2009.  The revenues have not been verified and there are no assurances that such revenues will result in 2010.  The management of NDR intends to expand, in coordination with Universal, into biofuels, solar, alternative fuels, and commercial energy efficiency conversion projects, and retrofits. NDR Energy currently has firm contracts signed with 22 major utility companies nationwide. Some of the customers it  has agreements with include, Southern California Gas Company, Pacific Gas & Electric, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Southern Company, Michigan Consolidated, Entergy (Texas and Gulf States),  and the National Grid, the largest power producer in New York State. Some of the suppliers it has contracts with are Chevron Texaco, Chesapeake Energy Marketing, Conoco Phillips, Total and Anadarko.

Our plans in coordination with NDR Energy Group are to maximize the sales value of our utility contracts. As part of our new business model, we believe, this acquisition should provide us  with distribution channels for marketing natural gas, biofuels, alternative fuels, solar, and green energy products to these and potential new customers.

Roblex Aviation, Inc. On January 6, 2010, we executed a Letter of Intent (“LOI”) with Roblex Aviation, Inc. (“Roblex”) of Carolina, Puerto Rico, upon which UBE would acquire all of Roblex. The terms and conditions of the acquisition are still being negotiated, and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed.

Based solely on our preliminary due diligence,  Roblex is a 13 year old air cargo company that has grown to be a noted leader in air cargo in the Puerto Rican and Caribbean Islands. It has principal routes to the Dominican Republic and US and British Virgin Islands with significant potential for growth and expansion. Roblex has over 40 employees and flies principally out of two locations, San Juan and Aguadilla, Puerto Rico. Roblex’s major clients include the United States Postal Service, Amerijet, and others as well as on-demand cargo services.

History of Universal Bioenergy North America

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

In 2007 and 2008 the plant underwent site improvement and development. General clean up and improvements of the site took place utilizing the debt financing previously obtained through LaCroix International and Mortensen Financial Limited, related parties.

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

The economic uncertainty in the present economy and biofuels marketplace necessitated that management determine a new direction for our company in order to secure and increase shareholder value. In December 2009, management decided to diversify the direction and product/service offerings of our company. These include development of feedstock programs for biofuels to better stabilize and reduce feedstock costs, seek other value-added products from biodiesel production byproducts, and seek merger and acquisitions that will allow diversification into solar, wind, synthetic fuels, energy efficiency technology, and other related technologies and services that can better facilitate the development of a vertically integrated energy production/service company. Management is seeking acquisition and merger candidates and other companies that can play a synergistic role in our diversification strategy. There is no certainty that such candidates and companies will or can be found and if found, successfully acquired or merged into our company. If such candidates or companies are not found, there is doubt of our remaining a going concern.  The economic viability of most biodiesel producers, including us, is dependent on the biodiesel fuel tax credit.  The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry.  The Senate voted on March 10, 2010 to restore the credit.   As of May 26, 2010 the House was moving towards a vote as well.  Restoration of the credit will then require reconciliation and signature of President Obama.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2009 compared to December 31, 2008

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of December 31, 2009 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

For the years ended December 31, 2009 and 2008, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $1,872,448 for year ended December 31, 2009. Our losses since our inception through December 31, 2009 amount to $14,777,460.

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

Liquidity and Capital Resources

As of December 31, 2009, our current assets were $2,819, as compared to $0 at December 31, 2008. The reduction in assets is due to the increase in expenses particularly the increase in salaries by adding Dr. Craven as Chief Executive Officer and associated expenses pursuant to his employment agreement, purchase of fixed assets, and increase in expenses in consulting costs to secure environmental permits and in costs associated with securing further operational debt. As of December 31, 2009, our current liabilities were $849,841, as compared to $199,973 at December 31, 2008.
As reflected in the accompanying financial statements, we are in the development stage with limited resources, used cash in operations of $716,254 from inception, a working capital deficiency of $553,920 and have an accumulated deficit during the development stage of $14,777,460 this raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has three convertible note payable. The note is secured by the property at 128 Biodiesel Drive, Nettleton, MS.  The Company converted the entire note to Preferred Series B Stock on September 18, 2008.  The Company does not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

TABLE OF CONTENTS

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
S.E. Clark & Company.
FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2009 and December 31, 2008	F-1

Consolidated Statements of Operations for the Period from
August 13, 2004 (inception) through December 31, 2009	F-2

Consolidated Statements of Stockholders’ Equity for the Period from
August 13, 2004 (inception) through December 31, 2009	F-3

Consolidated Statements of Cash Flows for the Period from
August 13, 2004 (inception) through December 31, 2009	F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-5

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheets of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and for the period from August 13, 2004 (inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Bioenergy, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from August 13, 2004 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
July 23, 2010

744 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS:

CURRENT ASSETS

Cash	$2,819	$-
Total current assets	2,819	-

PROPERTY AND EQUIPMENT, net	290,000	290,000

Intangible assets	-	-
Deposit	3,100	3,100
TOTAL ASSETS	$295,919	$293,100

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY:

CURRENT LIABILITIES:
Bank overdraft	$-	$1,213
Accounts payable and accrued expenses	720,649	74,355
Accrued interest	5,141	-
Advances	54,050	24,405
Note payable- affiliate	-	100,000
Convertible note payable	70,000	-

Total current liabilities	849,841	199,973

TOTAL LIABILITIES	849,841	199,973

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock Series A, $.001 par value, 1,000,000 shares authorized; 100,000 and none issued and outstanding shares December 31, 2009 and 2008, respectfully	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares authorized; 232,080 and none issued and outstanding shares December 31, 2009 and 2008, respectfully	232	232
Common stock, $.001 par value, 200,000,000 shares authorized; 39,405,000 and 21,525,000 issued and outstanding as of December 31, 2009 and 2008, respectfully	39,405	21,525
Additional paid-in capital	14,183,804	12,976,284
Accumulated deficit - development stage company	(14,777,460)	(12,905,012)
Total stockholders' (deficit) equity	(553,920)	93,129

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$295,919	$293,100

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
	For the Year Ended	For the Year Ended	from August 13, 2004
	December 31	December 31	(inception) through
	2009	2008	December 31, 2009

Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	1,858,309	654,415	2,674,967
Impairment of assets	-	3,484,048	11,970,692
Total operating expenses	1,858,309	4,138,463	14,645,659

OTHER (INCOME) AND EXPENSES:
Interest income	(2)	-	(2)
Interest expense	14,141	117,493	131,803
Total other expense	14,139	117,493	131,801

NET LOSS	$1,872,448	$4,255,956	$14,777,460

NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.06)	$(0.19)

Weighted average of shares outstanding	30,082,151	22,004,505

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND FOR THE PERIOD FROM AUGUST 13, 2004 (INCEPTION) THROUGH DECEMBER 31, 2009

							Additional
	Common Stock		Preferred A		Preferred B		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE AT AUGUST 13, 2004	-	$-	-	-	-	-	$-	$-	$-

Common stock issued for cash	4,300,000	4,300	-	-	-	-	18,900	-	23,200

Net loss	-	-	-	-	-	-	-	(6,240)	(6,240)
BALANCE AT JANUARY 31, 2005	4,300,000	$4,300	-	$-	-	$-	$18,900	$(6,240)	$16,960

Services by director	-	-	-	-	-	-	2,400	-	2,400

Net loss	-	-	-	-	-	-	-	(21,436)	(21,436)
BALANCE AT JANUARY 31, 2006	4,300,000	$4,300	-	$-	-	$-	$21,300	$(27,676)	$(2,076)

Services by director	-	-	-	$-	-	$-	2,400	-	2,400

Net loss	-	-	-	-	-	-	-	(13,764)	(13,764)
BALANCE AT JANUARY 31, 2007	4,300,000	$4,300	-	$-	-	$-	$23,700	$(41,440)	$(13,440)

Stock dividend	18,000,000	18,000	-	-	-	-	-	(18,000)	-

In-kind return of shares	(1,800,000)	(1,800)	-	-	-	-	1,800	-	-

In-kind contribution of rent	-	-	-	-	-	-	2,400	-	2,400

Shares issued in purchase of subsidiary	2,000,000	2,000	-	-	-	-	10,018,000	-	10,020,000

Net loss	-	-	-	-	-	-		(8,589,616)	(8,589,616)
BALANCE AT DECEMBER 31, 2007 (Restated)	22,500,000	$22,500	-	$-	-	$-	$10,045,900	$(8,649,056)	$1,419,344

Common stock issued for services @$5.01	10,000	10	-	-	-	-	50,090	-	50,100

Common stock issued for services @$.1185	15,000	15	-	-	-	-	1,763	-	1,778

In kind rent	-	-	-	-	-	-	1,800	-	1,800

Preferred Series A stock issued for services	-	-	100,000	100	-	-	11,750	-	11,850

Preferred Series B issue for conversion of debt	-	-	-	-	132,080	132	2,864,081	-	2,864,213

Conversion of common stock to preferred B shares	(1,000,000)	(1,000)	-	-	100,000	100	900	-	-

Net loss	-	-	-	-	-	-	-	(4,255,956)	(4,255,956)
BALANCE AT DECEMBER 31, 2008	21,525,000	$21,525	100,000	$100	232,080	$232	$12,976,284	$(12,905,012)	$93,129

Common stock issued for services @$.035	8,800,000	8,800					299,200		308,000

Common stock issued for services @$.105	4,080,000	4,080					424,320		428,400

Common stock issued for services and note conversion @ $.096	5,000,000	5,000					475,000		480,000

Beneficial conversion feature of convertible notes payable							9,000		9,000

Net loss	-	-	-	-	-	-	-	(1,872,448)	(1,872,448)
BALANCE AT DECEMBER 31, 2009	39,405,000	$39,405	100,000	$100	232,080	$232	$14,183,804	$(14,777,460)	$(553,920)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year ended	For the Years Ended	from August 13, 2004
	December 31	December 31	(inception) through
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,872,448)	$(4,255,956)	$(14,777,460)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	-	1,800	9,000
Impairment of assets	-	3,484,048	11,970,692
Common stock issued for services	736,400	51,878	788,278
Common stock issued for services in note conversion	380,000	-	380,000
Preferred Series A stock issued for services	-	11,850	11,850
Amortization of Beneficial conversion features	9,000	-	9,000
Stock dividend	-	-	18,000
Changes in assets and liabilities:
Accounts payable and Accrued expenses	650,222	123,949	749,981
Net cash used by operating activities	(96,826)	(582,431)	(840,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash provided by investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	23,200
Advances from affiliates	29,645		54,050
Proceeds from notes payable	70,000	449,254	657,254
Net cash provided by financing activities	99,645	449,254	734,504

INCREASE AND (DECREASE) IN CASH	2,819	(133,177)	2,819
CASH, BEGINNING OF YEAR	-	133,177	-
CASH, END OF YEAR	$2,819	$0	$2,819

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$5,141	$169
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Conversion of notes and accrued interest to Preferred Series B Stock	$-	$2,864,213
Conversion of notes to common stock	$100,000
In-kind rent	$-	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

Universal Bioenergy is an alternative energy company headquartered in Irvine, California.

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

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement  in which Universal Bioenergy purchased a 49% Member Interest (See Note 10: Subsequent Events). NDR Energy Group markets energy and fuel such as natural gas, and transportation of petroleum fuels Management of Universal Bioenergy has modified the business plan to focus on the development of the business of NDR.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to December 31, 2009 of $14,777,460.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and the achievement of profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008 the Company had no cash equivalents.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. During 2008 the Company impaired its intangible assets of $1,650,000 in 2008 due to the expiration of permits and Environmental Protection Agency status.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

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

Advertising and Promotional Expense

Advertising and other product-related costs are charged to expense as incurred. For the years ended December 31, 2009 and 2008 advertising expense was $0, and $1,965, respectively.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Losses available for common shareholders	$(1,872,448)	$(4,255,956)

Weighted average common shares outstanding	(30,082,151)	(22,004,505)
Basic loss per share	$(.06)	$(.19)
Fully diluted loss per share	$(.06)	$(.19)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 39,405,000 are issued and outstanding as of December 31, 2009.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of December 31, 2009.

FORWARD SPLIT
On November 3, 2007, the Company authorized a 5 for 1 forward split of its 4,300,000 issued and outstanding which was treated as a stock dividend. After the 5 for 1 forward split the Company has 22,500,000 issued and outstanding on December 31, 2007.

At December 31, 2009, there were no outstanding stock options or warrants.

Common Stock Issued for Services

2008

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

2009

On April 14, 2009 the Company issued 2,200,000 common shares to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On November 22, 2009 the Company issued 1,360,000 common shares to each officer and director of the Company with total shares issued of 4,080,000.  The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock with a total expense of $428,400.

On November 23, 2009 the Company issued 5,000,000 common shares to non-affiliates for the conversion of the $100,000 note payable to Richard Craven.  The stock was trading at $.096 and the Company reduced the note payable by $100,000 and expensed $380,000.

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

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

In kind contribution

For the year ended December 31, 2009 and 2008 a shareholder of the Company contributed $0 and $1,800 of services on behalf of the Company, respectively.

Issuance of preferred shares

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued	Common Stock
Parties	Shares issued	Interest Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)
Total converted securities	232,350	2,864,812	(1,000,000)

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

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

The Preferred Series B shares are non-voting.

100,000 shares of Preferred Series A shares were also issued to then management for compensation.  The Preferred Series A shares are voting at the ratio of 300 common shares per one share of preferred. On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.6% dilution as of December 31, 2009.  Conversion at an implied market rate ($.06 per share) would result in the issuance of approximately 3,868,000 shares of common stock or 8.9% dilution as of December 31, 2009.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of the years ended December 31, 2009 and 2008 as follows:

	December 31, 2009	December 31, 2008
Equipment	$165,000	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$290,000	$290,000

There was no depreciation expense for the years ended December 31, 2009 and 2008 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2009.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 3, - Impairment of Long-Lived Assets.

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the respective intangible assets. As of December 31, 2008 the Company recorded intangible assets for a total amount of $1,650,000.  The Company has assessed this goodwill and has determined that the goodwill was impaired since the company had not generated revenues to substantiate such value as of December 31, 2008.

The Company has not amortized the intangible assets since the Company has not started operation of its Refinery and has no revenues through December 31, 2009 and is still a development stage company. Once the asset has been placed in service the will calculate the weighted average of the amortization period, in total and by major define-lived intangible asset on a straight-line basis over the estimated useful lives of the assets over ten years. The Company has no operating revenue and believes the goodwill should be impaired. The company has recorded an impairment of $1,650,000 for December 31, 2008.

Goodwill and Intangible Assets	December 31, 2009	December 31, 2008

Purchase Agreements
Goodwill	$-	$-
Other Intangible Assets	-	1,650,000

Total Goodwill and Intangibles Assets	-	1,650,000

Impairment of Goodwill and Intangible Assets	-	(1,650,000)
Accumulated Amortization	-	1,650,000

Net Goodwill and Intangible Assets	$-	$-

NOTE 8 – CONVERTIBLE DEBENTURE

December 31, 2009	December 31, 2008
On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.
The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.
25,000	-

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.
	22,500	-

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.
	22,500	-

Total long-term note payable	70,000	-

Less current portion	70,000	-

Long-term portion of note payable	$-	$-

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

NOTE 9 –NOTE PAYABLE AFFILIATES

Notes payable to affiliates comprise the following as of:

	December 31, 2009	December 31, 2008
In February 2008 the Company did not issue the required stock for the $100,000 bonus and the Company issued a note payable that has no interest rate and is due upon demand	-	100,000
Total long-term note payable	-	100,000
Less current portion	-	100,000
Long-term portion of note payable	$-	$-

NOTE 10 - INCOME TAXES

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

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$597,075	$1,463,829
State	167,248	250,578
	764,323	1,714,407
Valuation allowance	(764,323)	(1,714,407)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2009	December 31, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43)%	(43)%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2009	December 31, 2008

Net operating loss carryforward	$764,323	$1,714,407
Valuation allowance	(764,323)	(1,714,407)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $12,205,012 however in accordance with IRC 382 the loss is limited to 49% of the loss carryforward.  The loss is limited due the change in control of at least 50%, therefore this loss of $6,470,925 is available to offset future taxable income through 2028.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On February 26, 2008, the Company entered into a one-year employment agreement with the Company’s Chief Executive Officer.  The employment agreement renews annually. Pursuant to this employment agreement, the Company will pay an annual base salary of $60,000 for the period February 26, 2008 through February 26, 2009. In addition, on February 27, 2009 the officer was to have received a signing bonus of 19,763 shares of Company common stock with a fair value of $100,000 based on the value of the Company’s common stock on the effective date of the agreement.  The officer never received the shares of Company common stock and the $100,000 stock bonus was converted to a note payable at no interest.  As of December 31, 2009 the note payable is still outstanding.  The agreement also calls for increase in the officer’s base compensation upon the Company reaching certain milestones:

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

NOTE 12    RELATED PARTY TRANSACTIONS

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

Effective March 6, 2009 management entered into an employment agreement with Vince M. Guest, current CEO, CFO, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from the investor relations net operating  department budget , and a 5% finder’s fee on all debt financing obtained by Mr. Guest on behalf of the Company.

Effective March 6, 2009 management entered into an employment agreement with Solomon RC Ali, current VP of Investor Relations, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from the investor relations net operating  department budget , and a 5% finder’s fee on all debt financing obtained by Mr. Ali  on behalf of the Company.

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $480,000 was expensed to consulting expense.  The Company converted the outstanding notes of $70,000 assigned to three unrelated entities, and $30,000 to another unrelated entity, which is managed by a Director of Universal, to 5,000,000 common shares of stock which was distributed to the four respective entities."

The option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. . The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.  This option was extended to Richard Craven prior to knowledge of the SEC Enforcement matter discussed below and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC Enforcement matter.  .

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.

Vince Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vince Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  , subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali  can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

NOTE 13 – SUBEQUENT EVENTS

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.

On March 26, 2010 the Company issued 300,000 common shares to an employee in accordance with the terms of his employment agreement.

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

The option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. .  The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.  This option was extended to Richard Craven prior to knowledge of the SEC Enforcement matter discussed below and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC Enforcement matter.

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

Vince M. Guest has taken the position as Chief Executive Officer and Principal Financial Officer.

Vince Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2)years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  , subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vice Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2)years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  , subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali  can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

The Board of Directors has approved that the Company convert seasoned debt through December 31, 2009 to the Company’s common stock at a conversion price of $.005 to $.10 cents.  The total outstanding debt of the Company at December 31, 2009 that has been approved for conversion is $774,699.  Conversion  at a rate of $.05  would result in the issuance of a range of 15,493,980 or 34% dilution to 7,746,990 or 18% dilutions  based on the number of shares outstanding as of June 30, 2010.  If this conversion is implemented it will result in a material issuance of common stock and dilution of all shareholders based upon the Board of Directors approved conversion price.

On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding of that date.

On July 28, 2010 the Company signed a Letter of Intent to acquire Norcor Technologies Corporation, an energy, technology and facilities services company, headquartered in Charlotte, North Carolina.  Norcor Technologies, provides a broad range of products and services which are primarily for use in the Health Care industry, Military Facilities, and the U.S. Department of Transportation. Its primary focus is selling biodiesel, transportation fuels, energy services and facility energy efficiency retrofits.

NOTE 14 - SUBSEQUENT DISCOVERY OF FACTS THAT EXISTED AS OF THE BALANCE SHEET DATE

Management has recently become aware that cash and other assets invested in the Company prior to December 31, 2009 may have been received as a result of illegal activities by persons affiliated with certain current and former shareholders, Lacroix International Holdings Ltd. (Lacroix) and Mortensen Financial Ltd. (Mortensen).  See SEC vs. Abellan, et al, (Case 3:08-CV-05502).   Management has also recently become aware that the Securities and Exchange Commission (SEC) has subsequently obtained an order of disgorgement pertaining to the assets held by Lacroix and Mortensen which currently include shares of preferred and common stock of the Company.

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.6% dilution as of December 31, 2009.  Conversion at an implied market rate ($.06 per share) would result in the issuance of approximately 3,868,000 shares of common stock or 8.9% dilution as of December 31, 2009.

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

The docket currently shows the status of the Abellan case as “terminated”, leaving Company counsel to believe that further action by the SEC against the Company is possible but unlikely.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer originally concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

The Company’s former management, Richard Craven was also involved with the Mortenson and LaCroix transactions as described in Note 14 to the financial statements. Although former management asserts they had no knowledge of the Abellan scheme or the freeze order, in the best interest of the Company they resigned, surrendered the preferred A shares, and have no further affiliation with the Company.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be extremely relevant.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title

Vince Guest	52	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	46	Vice President, Director

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

Vince M. Guest - was appointed as our Chief Executive Officer, president, on April 14, 2010.  Previously on March 5, 2009, Vince M. Guest was appointed to serve as Senior Vice President of Marketing. Vince Guest has more than 25 years of experience drawn from several Fortune 500 firms in business / market development, market analysis, advertising, commercial real estate acquisitions / development, mortgage banking, corporate finance, energy services and real estate asset management of $2.5 billion. Previously he served as President of AmeriCapital Financial Corporation from 2000 through 2008, directing the commercial and residential real estate investment services group for 26 states nationwide. He worked as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. Prior to that, he worked in managerial / professional positions for Trammel Crow-Winthrop Management, TRW, Citicorp and Bristol-Myers Squibb.

Solomon R.C. Ali was appointed to serve as our Corporate Vice President, on May 25, 2010. Previously on March 5, 2010, Mr. Ali was appointed to serve as Senior Vice President of Investor Relations, which responsibilities he still currently holds.  .Solomon Ali has 23 years of experience in Investor Relations, investment banking, mergers, acquisitions, corporate structure, and raising investment capital through capital markets and private equity. He has served as President of Rainco Industries since 1998, and it is currently a position he still holds  He previously served as a Vice President for Primerica, R & R Investments, from 1995 through present, managed nearly 500 employees and structured financing.   His experience includes corporate valuation, capitalization structure, development of Private Placement Memoranda, Business Plans, client positioning, and managing the investment process with securities attorneys and accountants for SEC regulatory compliance and corporate registration filings.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  Based solely upon a review of the copies of the forms furnished to us, while filings for fiscal 2009 were not timely made, as of July 29, 2010, we believe that all required filings under Section 16(a) for fiscal 2010 to date have been made by our officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

General. Effective April 14, 2010 Vince Guest presently serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by, Mr. Richard Craven, who was former management and was the Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)
Richard Craven	2009	0		219,800	0	0	0	0	219,800
	2008	60,000	100,000	0	0	0	0	0	160,000

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Richard Craven	0	0	0	0	0	0	0	0	0
	0	0	0	0	0	0	0	0	0

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

2009 and 2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Richard Craven		0	0	0
		0	0	0

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)
Richard Craven	0	0	0	0	0
	0	0	0	0	0

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Craven	0	0	0	0	0	0	0
	0	0	0	0	0	0	0

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Richard Craven	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Richard Craven	2009	0	0	0	0	0
	2008	0	0	0	0	0

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Richard Craven	Basic salary						-

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

Preferred Stock

The Company authorized an aggregate of 1,000,000 shares of preferred series A shares at a $.001 par value and preferred series B shares with 100,000 series A issued shares and 232,350 series B issued shares outstanding as of December 31, 2009.  The preferred series A shares are voting at the equivalent of 300 common shares to each preferred share.  The preferred series B shares are non-voting.

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

Options and Warrants:

As of December 31, 2009 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2009, the Company three convertible debentures of a total of $70,000.  (see note 8).

Transfer Agent

On June 1, 2006, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number as follows:
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

Effective March 6, 2009 management entered into an employment agreement with Vince M. Guest, current CEO, CFO, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from  the investor relations net operating  department budget , and a 5% finder’s fee on all debt financing obtained by Mr. Guest on behalf of the Company.

Effective March 6, 2009 management entered into an employment agreement with Solomon RC Ali, current VP of Investor Relations, and director, for an annual base pay of $156,000 plus a signing bonus of $25,000 to be paid in cash or free trading stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  The terms also include a maximum incentive bonus of 17.5% of funds from the investor relations net operating  department budget , and a 5% finder’s fee on all debt financing obtained by Mr. Ali  on behalf of the Company.

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $480,000 was expensed to consulting expense.

The option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. .  The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company. This option was extended to Richard Craven prior to knowledge of the SEC Enforcement matter discussed below and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC Enforcement matter.  .

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.

Vince Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2)years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentive in common stock   subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vice Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2)years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with an monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentive in common stock  , subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali  can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S.E. Clark and Company for professional services rendered for audit of the Company annual financial statements for 12 months ended December 31, 2009 and 2008 approximated $12,000 per year.  The aggregate fees billed by S.E. Clark and Company for review of  the financial statements included in the  company’s Forms 10-Q for Fiscal year ended 2009 and 2008 approximated $7,500  per year.

Audit-Related Fees.  The aggregate fees billed by S.E. Clark & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the year ended December 31, 2009 and 2008 , and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $10,000, respectively.

Tax Fees.  The aggregate fees billed by S.E. Clark & company for professional services rendered for tax compliance, tax advice and tax planning for the year ended December, 31, 20089 and 2008 were $0 and $0.

All Other Fees.  The aggregate fees billed by for products and services, of S. E. Clark & Company other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the year ended December, 31, 2009 and 2008 $0 and $0 respectively.

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

10.3	Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)

10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal and Vince M. Guest
10.7		Employment Agreement by and between Universal and Solomon Ali
14.1		Code of Ethics (5)
21	*	Subsidiaries
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith
(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(5)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

(6)	Attached to this Form 10K for December 31, 2009

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: August 12, 2010	Universal Bioenergy, Inc. By: /s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2010	By:	/s/ Vince M. Guest
Vince Guest
Director, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer), and President

Date: August 12, 2010	By:	/s/ Solomon Ali
Solomon Ali
Director