Form 10-Q
period 2010-03-31
Universal Bioenergy, Inc.
filed 2010-08-17
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2010

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
 (888) 263-2009
(Issuer’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐     Non–Accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐ No  ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2010
Common stock, $0.001 par value	45,455,000

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

TABLE OF CONTENTS

		PAGE
	PART I
	FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Removed and Reserved	31
Item 5	Other information	31
Item 6.	Exhibits	32

CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)

	March 31, 2010	December 31, 2009

ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$-	$2,819
Prepaid expenses	-	-
Total current assets	-	2,819

PROPERTY AND EQUIPMENT	290,000	290,000

Deposit	3,100	3,100
TOTAL ASSETS	$293,100	$295,919

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Bank overdraft	$463	$-
Accounts payable and accrued expenses	680,400	720,649
Accrued interest	10,319	5,141
Advances from affiliates	83,142	54,050
Convertible notes payable	70,000	70,000

Total current liabilities	844,323	849,840

TOTAL LIABILITIES	844,323	849,840

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock Series A, $.001 par value, 1,000,000 shares authorized, 100,000 issued and outstanding shares March 31, 2010 and December 31, 2009, respectively	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares authorized, 232,080 issued and outstanding shares March 31, 2010 and December 31, 2009, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized; 40,455,000 and 39,405,000 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	40,455	39,405
Additional paid-in capital	14,358,322	14,183,804
Accumulated deficit - development stage company	(14,950,332)	(14,777,460)
Total stockholders' equity (deficit)	(551,224)	(553,919)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$293,100	$295,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31,		(inception) through
	2010	2009	March 31, 2010

OPERATING EXPENSES:
General and administrative	$167,694	$153,479	$2,842,661
Impairment of assets		-	11,970,692
Total operating expenses	167,694	153,479	14,813,353

OTHER (INCOME) AND EXPENSES:
Interest income	-	-	(2)
Interest expense	5,178	-	136,981
Total other expense	5,178	-	136,979

NET LOSS	$172,872	$153,479	$14,950,332

NET LOSS PER SHARE:
Basic and diluted loss per share	$0.00	$0.01

Weighted average of shares outstanding	40,415,400	21,525,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
(An Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

			For the Period
	For the Three Months Ended		from August 13, 2004
	March 31		(inception) through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(172,872)	$(153,479)	$(14,950,332)
Adjustments to reconcile net loss to net cash (used in) operating activities:
In kind rent	-	-	9,000
Impairment of assets	-	-	11,970,692
Common stock issued for services	18,000	-	1,186,278
Preferred Series A stock issued for services	-		11,850
Beneficial conversion feature	-		9,000
Stock dividend	-		18,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	122,961	145,479	872,942
Net cash used by operating activities	(31,911)	(8,000)	(872,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	-	-	108,974
Net cash used in investing activities	-	-	108,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	29,092	8,000	83,142
Proceeds from the issuance of common stock	-	-	23,200
Proceeds from notes payable	-	-	657,254
Net cash provided by financing activities	29,092	8,000	763,596

INCREASE IN CASH	(2,819)	-	-
CASH, BEGINNING OF YEAR	2,819	-	-
CASH, END OF YEAR	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued in conversion of debt	$157,568	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has net losses for the period from inception (August 13, 2004) to March 31, 2010 of $14,950,332.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and 2009 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.
The three-level hierarchy for fair value measurements is defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.
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

On July 1, 2009, guidance issued by the FASB those changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.
On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31,, 2009

Losses available for common shareholders	$(172,872)		$(153,479)

Weighted average common shares outstanding	(40,415,400)		(21,525,000)

Basic and fully diluted loss per share	$(.00)	$	(..01)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 6 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 40,455,000 are issued and outstanding as of March 31, 2010.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of March 31, 2010.

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

Common Stock Issued

On January 1, 2010, the Company issued 750,000 to its prior CFO for extinguishment of his employment contract and the company reduced the accrued expenses by $157,568.

On March 26, 2010, the Company issued 300,000 to a consultant and expensed $18,000.

Forward Split

On November 3, 2007, the Company authorized a 5 for 1 forward split of its 4,300,000 issued and outstanding which was treated as a stock dividend. After the 5 for 1 forward split the Company has 22,500,000 issued and outstanding on December 31, 2007.

At March 31, 2010, there were no outstanding stock options or warrants.

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

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.6% dilution as of March 31, 2010.  Conversion at an implied market rate ($.06 per share) would result in the issuance of approximately 3,868,000 shares of common stock or 8.9% dilution as of March 31 2010.

NOTE 7 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010	December 31, 2009
Equipment	$165,000	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$290,000	$290,000

There was no depreciation expense for the three months ended March 31, 2010 and 2009 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2009.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 4 - Impairment of Long-Lived Assets.

NOTE 8 – CONVERTIBLE DEBENTURE

	March 31, 2010	December 31, 2009
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
	25,000	25,000
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
	22,500	22,500
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
	22,500	22,500

Total long-term note payable	70,000	70,000
Less current portion	70,000	70,000
Long-term portion of note payable	$-	$-

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

NOTE 9 - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $14,950,332 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

NOTE 10        RELATED PARTY TRANSACTIONS

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

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $480,000 was expensed to consulting expense.  The Company converted the outstanding notes of $70,000 assigned to three unrelated entities, and $30,000 to another unrelated entity, which is managed by a Director of Universal, to 5,000,000 common shares of stock."

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

NOTE 11 – SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement.

Universal Bioenergy Corporation, a Nevada corporation and NDR Energy Group, LLC, a Maryland limited liability company (“NDR” or “NDR Energy Group”), entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of April 12, 2010.  Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased forty nine 49% of the Member Interests of NDR with a total investment valued at $2.5 million in cash and common stock of the Company.

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

On July 28, 2010 the Company signed a Letter of Intent to acquire Norcor Technologies Corporation, an energy, technology and facilities services company, headquartered in Charlotte, North Carolina.  Norcor Technologies, provides a broad range of products and services which are primarily for use in the Health Care industry, Military Facilities, and the U.S. Department of Transportation. Its primary focus is selling biodiesel, transportation fuels, energy services and facility energy efficiency retrofits. No assurances can be provided that a definitive agreement will be executed.

NOTE 12 - SUBSEQUENT DISCOVERY OF FACTS THAT EXISTED AS OF THE BALANCE SHEET DATE

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agreed upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.4% dilution as of March 31, 2010.  Conversion at an implied market rate ($.05 per share) would result in the issuance of approximately 4,641,600 shares of common stock or 10.3% dilution as of March 31, 2010.

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

*  *  *  *  *  *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand,  technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview of Our Company

We are an alternative energy company headquartered in Irvine, California. Our new strategic direction is to develop and market a diverse product line of alternative energy products including, natural gas, solar, biofuels, wind, wave, tidal, and green technology products.   We also intend to provide energy and facilities services to government and commercial customers for facilities retrofits, modifications, lighting systems, building control systems and related energy saving technologies.

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

NDR markets energy and fuel commodities such as natural gas, and transportation of petroleum fuels.  The management of NDR reported to us, that they sold $60 - $70 million in energy and fuel in 2009.  The revenues have not been verified and there are no assurances that such revenues will result in 2010.  The management of NDR intends to expand, in coordination with our company, into biofuels, solar, alternative fuels, and commercial energy efficiency conversion projects, and retrofits. NDR Energy currently has firm contracts signed with 22 major utility companies nationwide. Some of the customers it  has agreements with include, Southern California Gas Company, Pacific Gas & Electric, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Southern Company, Michigan Consolidated, Entergy (Texas and Gulf States),  and the National Grid, the largest power producer in New York State. Some of the suppliers it has contracts with are Chevron Texaco, Chesapeake Energy Marketing, Conoco Phillips, Total and Anadarko.

Our plans in coordination with NDR Energy Group are to maximize the sales value of our utility contracts. As part of our new business model, we believe, this acquisition should provide us  with distribution channels for marketing natural gas, biofuels, alternative fuels, solar, and green energy products to these and potential new customers.

Roblex Aviation, Inc. On January 6, 2010, we executed a Letter of Intent (“LOI”) with Roblex Aviation, Inc. (“Roblex”) of Carolina, Puerto Rico, upon which UBE would acquire all of Roblex. The terms and conditions of the acquisition are still being negotiated, and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed. To date, the definitive agreement remains in negotiation stages.

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

Norcor Technologies Corporation.  On July 28, 2010 the Company signed a Letter of Intent to acquire Norcor Technologies Corporation, an energy, technology and facilities services company, headquartered in Charlotte, North Carolina.  Norcor Technologies, provides a broad range of products and services which are primarily for use in the Health Care industry, Military Facilities, and the U.S. Department of Transportation. Its primary focus is selling biodiesel, transportation fuels, energy services and facility energy efficiency retrofits. No assurances can be provided that a definitive agreement will be executed.

History of Universal Bioenergy North America

Our subsidiary, Universal Bioenergy North America, Inc. is a development stage Nevada corporation formed on January 23, 2007 which was acquired by our company in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. We do not expect to generate any revenue unless and until the plant is completely operational or other revenue generating merger/acquisition (M&A) candidate is located, purchase negotiated, and closed. As of the date of this report, we have not manufactured any biodiesel fuel but are negotiating with potential M&A candidates. Presently, UBNA’s plant is non-operational and the company is seeking new acquisitions in the alternative energy industry.

The economic viability of most biodiesel producers, including us, is dependent on the biodiesel fuel tax credit.  The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry since the credit is needed by most producers to remain economically viable.  The Senate voted on March 10, 2010 to restore the credit.  Restoration of the credit required reconciliation and signature of President Obama which did not occur before the Augus summer recess.

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2010 compared to March 31, 2009

Universal Bioenergy North America, Inc. is a developmental stage company and operating subsidiary of the Company. The Company has generated no revenues as Universal Bioenergy North America, Inc. was not in production as of March 31, 2010 and will continue to accrue operating losses until sufficient production levels can be reached to meet all liabilities.

The Company has never generated any revenues.  Our future revenue plan is uncertain and is dependent on our ability to effectively refine our products, generate sales, and obtain contract feedstock opportunities or merge or acquire companies presently generating revenues. There are no assurances of the ability of our company to begin refining feedstock or identifying, negotiating, and successfully closing mergers or acquisition candidates. The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $172,872 and $153,479 for the three months ended March 31, 2010 and 2009. Our losses since our inception through March 31, 2010 amount to $14,950,332.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements and footnotes, we are in the development stage with limited resources, used cash in operations of $872,570 from inception, a working capital deficiency of $844,323 and have an accumulated deficit during the development stage of $14,950,332 this raises substantial doubt about our ability to continue as a going concern. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Debt

Convertible Debt

On July 9, 2009, we sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.  The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.

On November 23, 2009,we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Richard Craven the former CEO was also involved with the Mortenson and LaCroix transactions as described in Note 12 to the financial statements. Although former management asserts they had no knowledge of the Abellan scheme or the freeze order, in the best interest of the Company they resigned, surrendered the preferred A shares, and have no further affiliation with the Company.  Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be extremely relevant.

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

ITEM 1A - Risk Factors

Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended.  If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

The Notes to Our Financial Statements Contain Explanatory Language That Some Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that some doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $872,570 from inception, a working capital deficiency of $844,323 and have an accumulated deficit during the development stage of $14,950,232. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended March 31, 2010. Except for the Company issued 750,000 shares of common stock to its prior CFO for extinguishment of his employment contract and Company issued 300,000 shares of common stock to a consultant and expensed $18,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2010.

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

UNIVERSAL BIOENERGY, INC.

Dated: August 17, 2010	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President