Form 10-Q
period 2010-06-30
Universal Bioenergy, Inc.
filed 2010-08-30
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2010

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
(888) 263-2009
(Issuer’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

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

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009

ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$5,371	$2,819
Accounts receivables - natural gas sales contracts	2,316,755	-
Prepaid expenses	7,331	-
Total current assets	2,329,457	2,819

PROPERTY AND EQUIPMENT	303,094	290,000

OTHER ASSETS
Intangible assets	250,000	-
Deposit	6,320	3,100
Total other assets	256,320	3,100

TOTAL ASSETS	$2,888,871	$295,919

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable - natural gas purchase contracts	$2,314,001	$-
Accounts payable and accrued expenses	1,059,061	725,790
Advances from affiliates	214,142	54,050
Notes payable	70,000	70,000

Total current liabilities	3,657,204	849,840

TOTAL LIABILITIES	3,657,204	849,840

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares authorized, 0 and 100,000 issued and outstanding shares June 30, 2010 and December 31, 2009, respectively	100	100
Preferred stock Series B, $.001 par value, 1,000,000 shares authorized, 232,080 issued and outstanding shares June 30, 2010 and December 31, 2009, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized; 45,455,000 and 39,405,000 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	45,455	39,405
Additional paid-in capital	14,603,322	14,183,804
Noncontrolling interest in consolidated subsidiary	(26,775)	-
Accumulated deficit	(15,390,667)	(14,777,460)
Total stockholders' deficit	(768,333)	(553,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,888,871	$295,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$13,966,895	$-	$13,966,895	$-

COST OF SALES	13,951,362	-	13,951,362	-

GROSS PROFIT	15,533	-	15,533	-

OPERATING EXPENSES:
General and administrative	470,568	$474,486	$639,195	$627,966
Total operating expenses	470,568	474,486	639,195	627,966

LOSS FROM OPERATIONS	(455,035)	(474,486)	(623,662)	(627,966)

OTHER (INCOME) AND EXPENSES:
Interest expense	5,178	-	10,356	-
Total other expense	5,178	-	10,356	-

NET PROFIT (LOSS)	$(460,213)	$(474,486)	$(634,018)	$(627,966)

Net loss attributable to noncontrolling interest	$20,811	$-	$20,811	$-

NET INCOME (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(439,402)	$(474,486)	$(613,207)	$(627,966)

NET PROFIT (LOSS) PER SHARE:
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average of shares outstanding	45,455,000	28,864,451	42,948,923	25,210,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

	For the Six Months Ended
	June 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(613,207)	$(627,966)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Common stock issued for services	18,000	307,999
Changes in assets and liabilities:
Accounts recievable - gas sales contracts	(1,160,698)	-
Prepaid expenses	(7,331)	-
Accounts payables - gas purchase contracts	1,174,150	-
Accounts payable and accrued expenses	420,955	294,992
Deposits	(3,220)	-
Net cash used by operating activities	(171,351)	(24,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(409)	-
Net cash used in investing activities	(409)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	160,886	24,975
Repayment of advances	(7,794)	-
Non-controlling interest in consolidated subsidiary	20,811	-
Net cash provided by financing activities	173,903	24,975

INCREASE IN CASH	2,552	-
CASH, BEGINNING OF YEAR	2,819	-
CASH, END OF YEAR	$5,371	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-
Common stock issued in acquisition	$250,000	$-
Common stock issued in conversion of debt	$157,568	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

Universal Bioenergy Inc., is an alternative energy company headquartered in Irvine, California. Our new strategic direction is to develop and market a diverse product line of alternative and natural energy products including, natural gas, solar, biofuels, wind, wave, tidal, and green technology products.   We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents, and license technologies to fully exploit in the marketplace. We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring greater revenues for our company and more value to our shareholders.
Company History

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

UBNA was originally organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin. The Company’s refinery is located in Nettleton, Mississippi. UBNA and UBRG are hereafter referred to as “(the Company)”.

In October 2007, UBNA entered into a Purchase Agreement with UBRG. In October 2007, UBRG, a then shell corporation, acquired UBNA. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy, Inc. to better reflect its business plan. The purchase was consummated on December 6, 2007.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has an accumulated losses  through June 30, 2010 of $15,390,667.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise some doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.   To continue as a going concern, Management is planning to raise additional funds through debt or equity capital to fund the growth of the Company. Management has re-engineered and re-positioned the Company, through its recent mergers and acquisitions.. Management is hopeful that the Company will be successful in raising additional capital to fund the Company’s plans for growth and expansion.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or generating continuing additional revenue through the sale of natural gas and other alternative energy products. Although the Company plans to pursue additional debt and/or equity financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Universal Bioenergy, Inc., Universal Bioenergy North America, Inc, and NDR Energy Group.  Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

On April 12, 2010 the Company acquired a direct 49% financial interest in NDR.  Additionally, an entity owned by officers of the Company acquired an additional 2% financial interest in NDR for a total direct and indirect financial interest of 51% of NDR The operating agreement of NDR, an LLC provides for voting in proportion to ownership.  The Company has 51% voting control of NDR and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and 2009 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Income and Losses available for common shareholders	$(634,018)	$(627,966)

Weighted average common shares outstanding	(42,948,923)	(25,210,028)
Basic and fully diluted loss per share	$.01	$(.02)
Net income and loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 6 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 45,455,000 are issued and outstanding as of June 30, 2010.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of June 30, 2010.

Under terms of the above agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

On May 25, 2010, the Company granted 2,000,000 to a consultant for her services rendered in the acquisition of NDR Energy LLC, as of June 30, 2010 those shares have not been issued.

Common Stock Issued

On January 1, 2010, the Company issued 750,000 to its prior CFO for extinguishment of his employment contract and the company reduced the accrued expenses by $157,568.

On March 26, 2010, the Company issued 300,000 to a consultant and expensed $18,000.

At June 30, 2010, there were no outstanding stock options or warrants.

On June 18, 2010 the Board of Directors approved increasing the authorized common shares to 1,000,000,000 and is in the process of filing the necessary paperwork with the State of Nevada.

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

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

The Preferred Series B shares are non-voting.

100,000 shares of Preferred Series A shares were also issued to then management for compensation.  The Preferred Series A shares are voting at the ratio of 300 common shares per one share of preferred. On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company and the preferred stock is now recorded as treasury stock until the company cancels the shares.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.4% dilution as of June 30, 2010.  Conversion at an implied market rate ($.05 per share) would result in the issuance of approximately 4,641,600 shares of common stock or 10.3% dilution as of June 30 2010.

NOTE 7 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010	December 31, 2009
Equipment	$178,094	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation

Total	$303,094	$290,000

There was no depreciation expense for the three months ended June 30, 2010 and 2009 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2009.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.  See Note 4 - Impairment of Long-Lived Assets.

NOTE 8 – CONVERTIBLE DEBENTURE

	June 30, 2010	December 31, 2009
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

For the above convertible notes, pursuant to ASC Topic 470, the Company first reviewed and determined that no beneficial conversion feature existed. The Company then evaluated the convertible notes to determine if there was an embedded conversion option requiring bifurcation under ASC Topic 815 and ASC Topic 815.40 and determined that bifurcation was not required.

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

On April 12, 2010, the option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. . The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.  This option was extended to Richard Craven prior to knowledge of the SEC Enforcement matter discussed below and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC Enforcement matter.

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.  See Note 6 for additional discussion.

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

NOTE 11 – ACQUISTION

Entry into a Material Definitive Agreement.

Universal Bioenergy Corporation, a Nevada corporation and NDR Energy Group, LLC, a Maryland limited liability company (“NDR” or “NDR Energy Group”), entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of April 12, 2010.  Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased forty nine 49% of the Member Interests of NDR for common stock of the Company

 The completion of the acquisition was approved by the Board of Directors of the Company.

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

Additional Summary of the Purchase Agreement

According to the agreement, the Company retains the right to purchase additional equity of the Member Interests of NDR Energy.  NDR Energy will appoint 2 seats on its Board of Managers as selected by the Company.  The Company agrees to provide NDR Energy Group with Management Support Services. The Company will provide, arrange, establish or otherwise make available to  NDR a loan or line of credit to provide $1,000,000 in working capital. The Company will arrange, on a best efforts basis, a “Financing Facility / Credit Line up to an estimated amount of $300 million dollars drawn on a major U.S. bank or similar financial institution, to purchase its natural gas contract receivables, and help fund its growth and expansion. NDR Energy Group agrees to comply in accordance with the related financial covenants.

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

The following table summarizes the consideration paid by Universal and the amounts of the assets acquired at the acquisition date:
Purchase Price Allocation	April 12, 2010
Consideration:
Equity instruments (5,000,000 common shares of Universal Bioenergy Inc.)	$250,000
Recognized amounts of identifiable assets acquired:
Client List	250,000
Total assets	$250,000
Fair value of total assets	$250,000

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009 and 2010.

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

REVENUES	13,966,895	3,124,065	25,182,463	11,886,656

Net Loss	(434,224)	(478,025)	(614,197)	(633,079)

Net income per share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average of shares outstanding	45,455,000	28,864,451	42,948,923	25,210,028

NOTE 12 -  CONTINGENCIES

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agreed upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 5.4% dilution as of June 30, 2010.  Conversion at an implied market rate ($.05 per share) would result in the issuance of approximately 4,641,600 shares of common stock or 10.3% dilution as of June 30, 2010.

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

NOTE 13 – SUBSEQUENT EVENTS

On May 25, 2010, the Company granted 2,000,000 to a consultant for her services rendered in the acquisition of NDR Energy LLC, as of June 30, 2010 those shares have not been issued.

On June 18, 2010 the Company approved amend the Articles of Incorporation to increase the authorized from 200,000,000 to 1,000,000,000 shares with a par value of $.001.  The Company has not yet amended its articles of incorporation.

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

On July 1, 2010 the company engaged the services of ICaptial Finance, Inc. to provide consulting services.   The Company also converted Don deLuna’s salary of $5,673 to 141,825 common shares of the company.  The Company further granted Don deLuna 1,000,000 common shares for his services on the NDR Energy Group, LLC acquisition.

On July 22, 2010 the Board of Directors approved the employement agreements of Vince Guest and Solomon R.C. Ali, further the Company cancelled the 100,000 Series A preferred Shares held by Richard C. Craven.

On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding at that date.

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

We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents and license technologies to fully exploit in the marketplace. We are adapting our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring greater revenues for our company and more value to our shareholders.

We are currently targeting natural gas producers, to obtain natural gas and other fuels directly from the wellhead. We are also pursuing  solar energy companies for polymer based thin film solar cells that will produce greater energy conversion efficiencies, with less cost than silicon based photovoltaic cells.

Recent Developments

NDR Energy Group LLC.  As part plans for growth, on April 12, 2010, we acquired a 49% stake in NDR Energy Group LLC, located in Charlotte, North Carolina.

NDR markets energy and fuel commodities such as natural gas, and transportation of petroleum fuels. Natural gas is one of the cleanest burning fuels available, and is a very important segment of the U.S. economy. Based  on Management’s review of NDR’s financial records, NDR generated revenues  of  $25,182,463 in energy and fuel sales for the period of January 1, 2010 through June 30, 2010. These revenues have  been reviewed, however they have not yet been audited by the Company’s Auditors. The Company anticipates the formal audit of these financial records, to be completed soon, and the information will be reported and filed with the SEC.

The Company intends to expand the product offerings of NDR Energy Group to include biofuels, solar, alternative fuels, and commercial energy efficiency conversion projects, and retrofits.

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

Based  on our due diligence,  Roblex is a 13 year old air cargo company that has grown to be a noted leader in air cargo in the Puerto Rican and Caribbean Islands. It has principal routes to the Dominican Republic and US and British Virgin Islands with significant potential for growth and expansion. Roblex has over 40 employees and flies principally out of two locations, San Juan and Aguadilla, Puerto Rico. Roblex’s major clients include the United States Postal Service, Amerijet, and others as well as on-demand cargo services.

As indicated in our Form 8K filed on 1/25/2010, based on industry standards of valuation utilizing current average P/E ratios, as noted by Standard & Poor’s at a multiple of 15 - 17 times earnings, a valuation for the air cargo company of $17.25 million to $19.55 million dollars is a practical estimate of additional market value to Universal Bioenergy.

ICapital Finance Inc. On June 21, 2010, the Company signed an agreement to retain the services of iCapital Finance Inc., based in Irvine, California  iCapital is a financial services company, specializing in the Micro and Small Cap Public Companies and Middle Market Private Companies offering a wide range of financial advisory services, including; Mergers & Acquisitions, equity and debt financing, strategic advice, and financial consulting.  Its primary focus is in the  Technology,  Healthcare,  Media & Telecommunications and  Financial Services industries. iCapital has cultivated and maintains strong affiliations with top-tier firms including; GMAC, J.P Morgan, Greenwich Capital, and Prudential Securities.

iCapital will be providing their advisory services to Universal for  financial and strategic business consulting, asset  and technology purchases, and  assisting   the Company in its growth plans for  mergers and acquisition.  They will also  assist us in our  efforts to position the Company to qualify, and apply for listing on other  stock exchanges, which list similarly situated alternative energy technology companies.

Norcor Technologies Corporation.  On July 28, 2010,  we executed a Letter of Intent (“LOI”) with Norcor Technologies Corporation (“Norcor”), of Charlotte, North Carolina, upon which we will acquire a major stake in Norcor. The terms and conditions of the acquisition are being negotiated, and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed.

 According to our Management,  Norcor  Technologies, provides a  broad range of products and services which are primarily for use in the Health Care industry, Military Facilities, and the U.S. Department of Transportation. Norcor’s primary focus is  selling  transportation fuels, biodiesel,  energy services, and facility energy efficiency retrofits. Norcor’s management  states that they are in discussions with the U.S. Military for a contract to provide several of their bases with approximately $49,000,000 in biodiesel and transportation fuels, over the next one to three years.  Management has been informed, they are also evaluating  the building of a new biodiesel fuel blending facility, a solar energy plant in the U.S. and have an interest in  natural gas wells in Oklahoma.

We intend to work with Norcor to further its business model and expansion plans in the fuel and energy services industry. Our management believes that Norcor will  us allow us to market biofuels, transportation fuels and energy services, to Norcor’s  customer base  and  marketing channels, as part of our new business focus. This major shift in strategy means that, by obtaining supplies of natural gas directly from the wellhead, Universal would become a supplier and would make significant more revenues and profits from higher margins.  The natural gas would  be marketed  by NDR Energy Group, to its customers. Based solely on our  initial due diligence, we believe that if the acquisition is completed, the  potential  profit  to be generated from this acquisition  is in the multi-million dollar range annually.

Gas Purchase Agreement with CenterPoint Energy Resources Corp. On August 11, 2010, NDR Energy Group, signed a Gas Purchase Agreement with  CenterPoint Energy Resources Corp., a wholly owned subsidiary of CenterPoint Energy Inc., based in Houston, Texas. CenterPoint Energy Inc., reported total  revenues of $8.2 Billion, including  $3.7 Billion for their National Gas Distributions operations, for the year ended December 31, 2009.

Under the terms of the agreement, NDR Energy Group will sell natural gas directly  to  CenterPoint Energy Resources Corp.  CenterPoint Energy Inc., (NYSE: CNP), based on their filings with the SEC,  is the nation’s third largest publicly traded  gas distribution company, with 3.2 million natural gas customers in six states, including Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma, and Texas.

With the signing of the agreement, our company and NDR Energy will assist CenterPoint Energy Resources Corp., in providing clean and reliable natural gas to its 3.2 million residential, commercial and industrial customers. Management  believes, although we cannot guarantee, this transaction with CenterPoint Energy Resources Corp., should generate millions of dollars in additional  revenues, for the Company. Management also believes the transaction should have a significant impact on Universal’s market value and assets.

OTC Bulletin Board. On August 18, 2010, our common stock  was approved to   began  trading on the OTC Bulletin Board again. The OTC Bulletin Board® (OTCBB) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities.

The Company’s Future Plans and Outlook

Universal Gas Supply Division. As part of our plans for growth and expansion, we are proposing to  establish a new division, whereby we will be a “direct supplier” of   natural gas to our 22 current major utility  customers and our future customers. We will then be able to purchase the gas at  wholesale, or at “wellhead pricing”. Management believes that the major benefits to  our company are, greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness. This will also allow us to implement our business strategy to become a more  vertically integrated company, giving  us greater control over the  supply chain, directly from the producer, (with our company as the supplier), through marketing, distribution, and selling directly to the customer.  Our management is currently in discussions with several gas/oil production companies, to obtain agreements to purchase natural gas and other fuels directly from the wellhead,  to market directly to our customers. The gas would then be marketed and sold to our customers, through our subsidiary, NDR Energy Group.

According to the U.S. Energy Information Administration, (EIA) energy from natural gas accounts for 24 percent of total energy consumed in the United States, making it a vital component of the nation's energy supply. Additionally, the U.S. Energy Information Administration, in its Annual Energy Outlook 2009 Report, estimates that natural gas demand in the United States could be 24.36 Tcf, (Trillion Cubic Feet), by the year 2030. The EIA, Natural Gas Year-In Review 2009, Report stated,  Over the past several years, natural gas use for electric power has increased, with gas making up an increasing percentage share of total generation relative to coal. In 2009, natural gas made up almost 24 percent of net power generation with 931,000 Megawatt-hours (MWH) of electric power generated from natural gas. By comparison, in 1996, natural gas made up only 14 percent of power generation. Therefore, we feel this increase in future demand for natural gas should prove to be very favorable for our plans to sell gas to our customers as a “direct supplier”.

Universal Energy Services Division. As part of our plans for growth and expansion, we are proposing to  establish a new division, we provide energy and facilities services to our existing and growing customer base. The plan  would include marketing and implementing facilities  services, building modernization, energy system retrofits capital improvement projects, facilities systems, energy  supplies, energy management consulting  services, and / cost reduction strategies.  Potential customers would encompass Federal and State Departments and Agencies,  Cities, Municipalities, and  large commercial and industrial corporate clients.

Mergers & Acquistions. Management is planning for more aggressive growth and expansion, by additional  mergers and acquisitions, to generate  significant revenues and profits,  and by shifting our focus to invest in far  more profitable  alternative energy technologies. We anticipate, but can provide no assurances,   acquiring 5 to 10 additional new companies in the next   2 years. Some of the companies being targeted are, natural gas producers,  to obtain natural gas and other fuels directly from the wellhead, and solar energy companies for polymer based thin film solar cells, and other companies to build tidal energy facilities, acquisition of energy technology patents and licenses.

National Stock Exchange Listing. With its planned growth by mergers, acquisitions, and future revenues, Management is evaluating and  positioning the Company to potentially qualify, and apply to be listed on a major national stock exchange, which stock exchanges list similarly situated alternative energy technology companies, such as NASDAQ,  NYSE Amex Equities, or others.

Management has fully reviewed the qualifications for the relative national stock exchanges to determine which one we can best position the Company to qualify for, and apply to be listed. Therefore, on June 18, 2010 the Company approved amending the Articles of Incorporation to increase the amount of authorized shares of common stock from 200,000,000 to 1,000,000,000 shares with a par value of $.001. One of the qualifications requirements to be listed on most stock exchanges is a minimum bid price for  a company’s shares of stock. The minimum share bid price to  qualify for NASDAQ, is $4.00 per share, and for NYSE Amex, the minimum share price is $2.00 to $3.00 per share, depending on which initial listing standard a company may qualify for. For the Company to qualify for either of those to stock exchanges, our share price would have to increase to the $2.00 to $4.00 range. Management believes that, if we can  successfully position the Company to qualify to meet the listing requirements for one of the stock exchanges, it would greatly increase the market value of  the Company, and should  make it  attractive to more retail and institutional investors. We also feel this would be of great benefit to our shareholders.

Financial Analysis Summary and Projected Revenues and Earnings.

New Business Model. At our Strategic Business Summit in Las Vegas, in December 2009, we  announced  we were charting a bold new course to grow by mergers and acquisitions, and by shifting our  focus to invest in far  more profitable  alternative energy technologies. This will allow  us to drive our business forward this year to build solid revenue and profits.  We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents and license technologies to fully exploit in the marketplace. We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring even greater revenues for our company and more value to our shareholders.

Market Expansion. Management believes that there are currently there  are 3240 utilities in the United States. Through NDR, we have firm contracts signed with 22 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with  a total of 100 utilities, and other customers including, Federal and State Departments and Agencies,  Cities, Municipalities, and  large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits.

Analysis of Current Results of Operations. With the aggressive pursuit of producing revenues, current management has created significant value and generated  revenues  of $13,966,895, since the acquisition of NDR Energy on April 12, 2010, when previously there were no revenue generated in the prior 2 to 3 years. The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at  near retail cost, and additional high financing and factoring costs added to the gas by the suppliers. This has resulted in a reduced gross profit margin for this period, as reflected in the financial information section of this report. Management plans are  to reduce the purchasing cost of  the gas, and the financing cost, by obtaining our own  credit facility, and lines of credit. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby significantly   increasing our the gross profit. We have already submitted our documentation to several financial institutions and funding companies to obtain the credit facilities.

To provide us with even greater revenues and profit, our management is in discussions with several gas/oil production companies, to purchase natural gas and other fuels directly from the wellhead, at wholesale or “wellhead prices”  to market directly to our customers. Then our management believes, but cannot guarantee, we will be a supplier, thereby generating  greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness.

To collect on our accounts receivables, typically, after the gas is delivered from our supplier to our customer, an invoice is submitted to the customer between the  10th and 15th of the month. The  customer then, in accordance with our “Sale and Purchase Agreement”,  sends us full payment via wired funds by the 25th of the month,  or 10 –15 days after receipt of the invoice.

Our current “total assets” have increased by 976%, to $2,888,971 for the period ending  June 30, 2010, from $295,919 for the year ending  December 31 of 2009. Our current estimated book value per share based on our company’s stockholders equity of $2,888,871 is $0.064 per share.   We have also  reduced the net “losses from operations”, by 65%, to a net loss $219,402 for the period ending June 30, 2010, from $627,966 in the period ending June 30, 2009, a total  reduction of $408,564.  Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Analysis of Projected Revenue, Earnings and Market Value. The management of  our company has already acted in accordance with their new business strategy. As part of the execution of the plan, on April 12, 2010, we completed the  acquisition of NDR Energy Group, a marketer of natural gas and energy.  Based  on Management’s review of NDR’s financial records, NDR generated revenues  of  $25,182,463 in energy and fuel sales for the period of January 1, 2010 through June 30, 2010. Due to the acquisition, we has generated revenues of $13,966,895, from the close of the transaction through the end of June 30, 2010 although our cost of sales reduced our profit from these revenues to just over $15,000.  We anticipate the formal audit of these financial records, will be completed soon, and the information will be reported and filed with the SEC.

Management believes,  but cannot guarantee, that it can sell approximately1,136,000 MMBtus or  $5.21 million, in  natural gas  to each of its 22 customers on a monthly basis. This is based on the NYMEX Henry Hub July 2010 MTD, (month-to-date) average price, of $4.59 per MMBtu’s. This would result in a projected 25,000,000 MMBtus monthly or $114.8 million in monthly revenues from sales of gas to all of our 22 customers. The  objective would be to sell 300,000,000 MMBtus annually, resulting in a  projected $1.377 billion in revenues annually from the sales of natural gas alone. This would result in a conservatively projected net profit to the Company of $21 million or more annually, based on purchasing the gas from our current suppliers. Although no assurances of performance can be provided, we believe that when our company establishes it own gas supply division, then the estimated net earnings could  be in the range of $75 million annually or significantly higher.  Additionally, with the acquisition of another proposed 100 customers, this will result in even higher revenues and profits in the future.

Future Capital Funding. To ensure our ability to  develop a long term profitable  business,  Management is planning to raise additional funds  in   debt or equity capital to fund the growth of our company. We anticipate using the proceeds to purchase  some of the  companies we have targeted for future acquisitions, and some for working capital.  Management believes, although we cannot guarantee, that we should be successful in raising additional capital to fund the Company’s plans for growth and expansion.

On June 18, 2010 the Company approved amending the Articles of Incorporation to increase the amount of authorized shares of common stock from 200,000,000 to 1,000,000,000 shares with a par value of $.001.  The purpose of increasing the number of shares of common stock is to use them for business and financial purposes, including raising capital, for mergers and acquisitions, acquiring products or services in exchange for stock, attracting and retaining employees, increasing our shareholder base, and being able to respond rapidly to opportunities that arise in the marketplace.

The raising of  additional capital through the sale of equity may result in  a dilution of the current shareholders interests. However, management anticipates that the shareholders  would likely receive greater potential financial rewards by means of a significant increase  in the price of the stock, greater market value of the Company, and more liquidity.   Since Management has re-engineered the Company by creating more value to it, through its recent acquisitions, and is positioning it to qualify/apply to be listed on another stock exchange, we believe this should  make it  attractive to more retail and institutional investors. We feel this would be of great benefit to our shareholders.

History of Universal Bioenergy North America

Our subsidiary, Universal Bioenergy North America, Inc. is a Nevada corporation formed on January 23, 2007 which was acquired by our company in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. . As of the date of this report, we have not manufactured any biodiesel fuel but are negotiating with potential M&A candidates. Presently, UBNA’s plant is non-operational and the company is seeking new acquisitions in the alternative energy industry.

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

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 compared to June 30, 2009

Universal Bioenergy Inc.

Analysis of Current Operations. Management has created significant value and generated  revenues  of $13,966,895, since the acquisition of NDR Energy on April 12, 2010, when previously there was none generated in the prior 2 to 3 years. The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at  near retail cost, and additional high financing and factoring costs added to the gas by the suppliers. This has resulted in a reduced gross profit margin for this period. Management plans are  to reduce the purchasing cost of  the gas, and the financing cost, by obtaining our own  credit facility, and lines of credit. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby significantly   increasing our the gross profit. We have already submitted our documentation to several financial institutions and funding companies to obtain the credit facilities.

Our general and administrative expenses increase to $470,568 and $474,486 for the three months ended June 30, 2010 and 2009, respectively as compared to $639,195 and $627,966 for the six months ended June 30, 2010 and 2009, respectively. The primary reason for the increase in general and administrative expenses is that the company issued $395,569 in our common stock as compensation for services for the six months ended June 30, 2010.

We incurred losses of approximately $460,213 and $474,486 for the three months ended June 30, 2010 and 2009 as compared to $634,018 and $627,966 for the six months ended June 30, 2010 and 2009. Our accumulated losses through June 30, 2010 amount to $15,390,667.

To provide us with even greater revenues and profit, the Company is in discussions with several gas/oil production companies, to purchase natural gas and other fuels directly from the wellhead, at wholesale or “wellhead prices”  to market directly to our customers. Then  the Company will be a supplier, thereby generating  greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness.

To collect on our accounts receivables, typically, after the gas is delivered from our supplier to our customer, an invoice is submitted to the customer between the  10th and 15th of the month. The  customer then, in accordance with our “Sale and Purchase Agreement”,  sends us full payment via wired funds by the 25th of the month,  or 10 –15 days after receipt of the invoice.

The Company’s current “total assets” have increased by 976%, to $2,888,971 for the period ending  June 30, 2010, from $295,919 for the year ending  December 31 of 2009. The Company’s current estimated book value per share based on the Company’s stockholders equity of $2,888,871 is $0.064 per share.   We have also  reduced the net “losses from operations”, by 65%, to a net loss $219,402 for the period ending June 30, 2010, from $627,966 in the period ending June 30, 2009, by a total  $408,564.  Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce the Company’s net losses down to zero, and then move the Company toward solid profitability.

Universal Bioenergy North America, Inc. (UBNA)

Universal Bioenergy North America, Inc., (UBNA) is a  operating subsidiary of the Company. The Company has generated no revenues  from the subsidiary, Universal Bioenergy North America, Inc., as the refinery was not in production as of June 30, 2010. UBNA  will continue to accrue some minimal operating losses until the refinery is operating, and at  a point where sufficient production levels can be reached to meet its relative  liabilities.

The cost of modifying our refinery is cost intensive as is merging or acquiring other business entities, so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of approximately $613,207 and $627,966 for the six months ended June 30, 2010 and 2009. Our losses since our inception through June 30, 2010 amount to $15,390,667.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements and footnotes,  we are operating with limited resources, used cash in operations of $171,351 and $24,975 for the six months ended June 30, 2010 and 2009, respectively. The ability of our company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our cash provided by financing activities for the six months ended June 30, 2010 was $173,903 as compared to $24,975 for the six months ended June 30, 2009. The primary increase in financing activities is related to the increase in advances from shareholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments that engage in any hedging activities. Most of our activity is in the resale of natural gas..

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Notes to Our Financial Statements Contain Explanatory Language That Some Doubt Exists About Our Ability To Continue As A Going Concern

Our financial statements contain explanatory language that some doubt exists about our ability to continue as a going concern. The notes discloses that we are in the development stage with limited resources, used cash in operations of $872,570 from inception, and have an accumulated deficit of $15,647,224. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended June 30, 2010. Except for the Company issued 5,000,000 shares of common stock for the NDR acquisition, 750,000 shares of common stock to its prior CFO for extinguishment of his employment contract and Company issued 300,000 shares of common stock to a consultant and expensed $18,000.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2010.

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

UNIVERSAL BIOENERGY, INC.

Dated: August 30, 2010	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President