Form 10-Q
period 2010-09-30
Universal Bioenergy, Inc.
filed 2011-01-18
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).   Yes ☐    No ☒
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 23, 2010

Common stock, $0.001 par value	77,247,517

UNIVERSAL BIOENERGY, INC.
INDEX
INDEX TO FORM 10Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

		PAGE
PART I - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statement of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5	Other information	46
Item 6.	Exhibits	46

	CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	(Unaudited)	(Audited)

	September 30, 2010	December 31, 2009
ASSETS: (Substantially pledged)

CURRENT ASSETS

Cash	$17,151	$2,819
Accounts receivables	2,412,623	-
Total current assets	2,429,774	2,819

PROPERTY AND EQUIPMENT - net	302,221	290,000

Advances for affiliates	13,967	-
Intangible assets	250,000	-
Deposit	6,620	3,100
TOTAL ASSETS	$3,002,582	$295,919

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,989,112	$725,790
Advances from affiliates	54,757	54,050
Note payable- affiliate	-	70,000
Total current liabilities	$3,043,869

Long term liabilties	312,119	849,840

TOTAL LIABILITIES	3,355,988	849,840

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, 0 and 100,000 issued and outstanding shares
September 30, 2010 and December 31, 2009, respectively	-	100
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
September 30, 2010 and December 31, 2009, respectively	232	232
Common stock, $.001 par value, 200,000,000 shares authorized;
77,247,517 and 39,405,000 issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	77,247	39,405
Additional paid-in capital	15,301,859	14,183,804
Noncontrolling interest	(40,978)	-
Accumulated deficit	(15,691,766)	(14,777,460)
Total stockholders' deficit	(353,406)	(553,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,002,582	$295,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$6,388,639	$-	$20,355,534	$-

COST OF SALES	6,381,535	-	20,332,897	-

GROSS PROFIT	7,104	-	22,637	-

OPERATING EXPENSES:
General and administrative	530,093	217,635	933,327	845,601
Sales and marketing	5,591	-	22,317	-
Depreciation expense	873	-	873	-
Total operating expenses	536,557	217,635	956,517	845,601

OTHER (INCOME) AND EXPENSES:
Other income	(1,143)	-	(2,007)	-
Interest expense	13,055	1,808	23,411	1,808
Total other expense	11,912	1,808	21,404	1,808

NET PROFIT (LOSS)	$(541,365)	$(219,443)	$(955,284)	$(847,409)

Net income attributable to noncontrolling interest	$18,637	$-	$40,978	$-

NET INCOME (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(522,728)	$(219,443)	$(914,306)	$(847,409)

NET PROFIT (LOSS) PER SHARE:
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average of shares outstanding	57,760,431	30,325,000	47,940,347	26,940,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(914,306)	$(847,409)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation expense	873	-
Non controlling interest	(40,978)	-
Common stock issued for services	332,007	307,999
Changes in assets and liabilities:
Accounts recievables	(2,412,623)	-
Accounts payables	2,767,114	-
Advances affiliate	707	-
Deposits	(3,520)	487,516
Net cash used by operating activities	(270,726)	(51,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliate	(13,967)	-
Property and equipment	(13,094)	-
Net cash used in investing activities	(27,061)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	-	26,894
Proceeds from notes payable	312,119	25,000
Net cash provided by financing activities	312,119	51,894

INCREASE IN CASH	14,332	-
CASH, BEGINNING OF YEAR	2,819	-
CASH, END OF YEAR	$17,151	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-
Issuance of company stock for the conversion of debt	$573,981	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

Universal Bioenergy Inc., is an alternative energy company headquartered in Irvine, California. Our new strategic direction is to develop and market a diverse product line of alternative and natural energy products including, natural gas, petroleum, solar, biofuels, wind, and green technology products.    In April 2010, we expanded into the natural gas energy market, by the acquisition of NDR Energy Group. We plan to continue our growth by means of mergers and acquisitions of other companies in the alternative energy and related industries, and to acquire patents and license technologies to fully exploit in the marketplace. We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring greater revenues for our company and more value to our shareholders.

One of the Company’s primary goals is to acquire and develop oil and gas properties and assets. This includes oil and gas lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base.  We are currently targeting natural gas producers, to obtain natural gas and other fuels directly from the wellhead.

NDR Energy Group LLC
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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

On April 12, 2010 the Company acquired a direct 49% financial interest in NDR.  Additionally, an entity owned by officers of the Company acquired an additional 2% financial interest in NDR for a total direct and indirect financial interest of 51% of NDR. The operating agreement of NDR, an LLC provides for voting in proportion to ownership.  The Company has 51% voting control of NDR and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements. The Company recognizes 49% as a non controlling interest in the company since the Company only owns 49% of NDR.  That 49% reduction is incorporated in the Financial Statements a noncontrolling interest in the amount of $40,978 as this amount represents 49% of NDR’s loss of $83,629

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. The Company did not recognize any bad debt as there was no risk of non-collection of the accounts receivables

Use of Estimates and Assumptions

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes the majority of its consolidated revenue and cash flow from the sale of natural gas and related energy products at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and 2009 the Company had no cash equivalents.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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
The three-level hierarchy for fair value measurements is defined as follows:

	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. measurement

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Income and Losses available for common shareholders	$(914,306)	$(847,409)

Weighted average common shares outstanding	(47,940,347)	(26,940,385)

Basic and fully diluted loss per share	$(.02)	$(.03)
Net income and loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 77,247,517 are issued and outstanding as of September 30, 2010.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of September 30, 2010.  On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company and the preferred stock is now recorded as treasury stock until the company cancels the shares.  On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding of that date.

Common Stock Issued

2010

On January 1, 2010, the Company issued 750,000 to its prior CFO for extinguishment of his employment contract and the company reduced the accrued compensation by $157,568.

On March 26, 2010, the Company issued 300,000 to a consultant and expensed $18,000.

On April 12, 2010 the Company issued 5,000,000 common shares for the acquisition of NDR Energy Group, LLC. (See Note 10 – Acquisition).

Under terms of their employment agreements, on September 13, 2010 the Company issued 1,411,150 to each officer and director of the Company with total shares issued of 4,233,450.  The stock was trading at $.06 and the Company expensed $84,669 for each issuance of shares of stock with a total expense of $254,007.  Also under the terms of his employment agreement an employee was issued 1,000,000 common shares at the trading price of $.06 and the Company expensed $60,000 as compensation.

On September 13, 2010 the Company converted its notes payable for a total of $47,936 and issued 2,000,000 common shares for that conversion.  This conversion of debt reduced our notes payables of $42,500 and accrued interest of $5,436.

On September 27, 2010 the Company converted its accrued compensation for a total of $368,386 and issued 24,559,067 common shares for that conversion.  This conversion of debt reduced our accrued compensation of $368,386.

At September 30, 2010, there were no outstanding stock options or warrants.

On June18, 2010 the Board of Directors approved increasing the authorized common shares to 1,000,000,000 and is in the process of filing the necessary paperwork with the State of Nevada.

2009

Under terms of their employment agreements, on April 14, 2009 the Company issued 2,200,000 to each officer and director of the Company with total shares issued of 8,800,000.  The stock was trading at $.035 and the Company expensed $77,000 for each issuance of shares of stock with a total expense of $308,000.

Under terms of their employment agreements, on November 23, 2009 the Company issued 1, 360,000 to each officer and director of the Company with total shares issued of 4,080,000.  The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock with a total expense of $428,400.

On November 30, 2009 the Company issues 5,000,000 common shares in the conversion of a $100,000 note payable.

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

Preferred Series A shares are voting.

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

Preferred Series B shares are non-voting.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of September 30, 2010.  Conversion at an implied market rate ($.05 per share) would result in the issuance of approximately 4,641,600 shares of common stock or 5.7% dilution as of September 30 2010.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010	December 31, 2009
Equipment	$178,094	$165,000
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation	(873)
Total	$302,221	$290,000

There was $873 and $0 depreciation expense for the three months ended September 30, 2010 and 2009 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2009.  The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.

NOTE 7 – CONVERTIBLE DEBENTURE

	September 30, 2010	December 31, 2009
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
	-	22,500

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
	2,500	22,500
On May 24, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock on November 24, 2010 at $.05	10,500	-
On May 24, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock on November 24, 2010 at $.05	10,500	-
On February 16, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock on August 17,2010 at $.05	13,000	-
On May 25, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock on November 25, 2010 at $.03	100,000	-
On July 15, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock on January 15, 2011 at $.05	4,500	-
On July 15, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock on January 15, 2011 at $.05	4,500	-
On June 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock on December 31, 2010 at $.03	32,000	-
August 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock on February 28, 2011 at $.03	36,919	-
On August 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock on February 28, 2011 at $.05	25,300	-
On August 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock on February 28, 2011 at $.05	25,300	-
On April 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock on October 26, 2010 at $.05	6,750	-
On April 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock on October 26, 2010 at $.05	6,750	-
On March 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor at 10% interest. The holder has the right to convert the note to common stock on September 30, 2010 at $.05	8,600	-
Advances from affiliates	54,757	-
Total long-term note payable	366,876	70,000
Less current portion	54,757	70,000
Long-term portion of note payable	$312,119	$-

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

NOTE 9 – RELATED PARTY TRANSACTION

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

On October 13, 2009 the Company converted the outstanding notes of $100,000 owed to four unrelated entities to 5,000,000 common shares of stock.  The stock was trading at $0.1185 and $100,000 was applied to the reduction of debt and the remaining balance of $480,000 was expensed to consulting expense.  The Company converted the outstanding notes of $70,000 assigned to three unrelated entities, and $30,000 to another unrelated entity, which is managed by a Director of Universal, to 5,000,000 common shares of stock.

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

Vince Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vince Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs  to acquire  options or equity incentives in common stock  , subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Under terms of their employment agreements, on March 26, 2010 the Company issued 1,411,150 to each officer and director of the Company with total shares issued of 4,233,450.  The stock was trading at $.06 and the Company expensed $84,669 for each issuance of shares of stock with a total expense of $254,007.  Also under the terms of his employment agreement and employee was issued 1,000,000 common shares at the trading price of $.06 and the Company expensed $60,000 as compensation.

Under terms of their employment agreements, on November 23, 2009 the Company issued 1,360, 000 to each officer and director of the Company with total shares issued of 4,080,000.  The stock was trading at $.105 and the Company expensed $142,800 for each issuance of shares of stock with a total expense of $428,400.

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

Vince M. Guest has taken the position as Chief Executive Officer and Principal Financial Officer.

Vince Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vice Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President of Investor Relations and Corporate Finance. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

The Board of Directors has approved that the Company convert seasoned debt through December 31, 2009 to the Company’s common stock at a conversion price of $.005 to $.10 cents.  The total outstanding debt of the Company at December 31, 2009 that has been approved for conversion is $774,699.  On September 13, 2010 the Company converted its notes payable for a total of $47,936 and issued 2,000,000 common shares for that conversion and on September 27, 2010 the Company converted its accrued compensation for a total of $368,386 and issued 24,559,067 common shares for that conversion.

On July 22, 2010, the Board of Directors approved that the Company convert debt and liabilities through December 31, 2009 to the Company’s common stock at a conversion price of $.005 to $.05 cents to offset any decline in value.

NOTE 10 – ACQUISTION

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

The following table summarizes the consideration paid by Universal and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	April 12, 2010
Consideration:
Equity instruments (5,000,000 common shares of Consolidation Services, Inc.)	$250,000
Recognized amounts of identifiable assets acquired:
Client List	250,000
Total assets	$250,000
Fair value of total assets	$250,000

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009 and 2010.

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

REVENUES	3,980,202	3,124,065	17,947,097	20,876,656

Net Loss	(514,058)	(478,025)	(949,470)	(734,079)

Net income per share basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average of shares outstanding	57,760,431	28,864,451	47,940,347	25,210,028

NOTE 11 - CONTINGENCIES

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

According to the court filings in SEC vs. Abellan et al, the SEC was not able to obtain the Andorran banking records of Lacroix and Mortensen, and accordingly cannot currently definitively link the funds invested in the Company to the illegal activities of Abellan.  At the advice of counsel, management believes, while it is possible, it is unlikely, that even if the SEC is able to obtain those records, and is able to definitively link those funds to the assets invested in the Company that the SEC would move to disgorge ownership of the biodiesel plant from the Company.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, which declined to provide clarification or comment.

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

At the advice of counsel, management believes it is possible, but unlikely that the SEC would move to rescind the note to preferred conversion transaction which would improve their standing in the event of liquidation, but would dilute the potential of liquidity through the market.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, which declined to provide clarification or comment.

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred with the final conversion rate to mutually agree upon by both parties.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of September 30, 2010.  Conversion at an implied market rate ($.05 per share) would result in the issuance of approximately 4,641,600 shares of common stock or 5.7% dilution as of September 30, 2010.

Current management has advised the stock transfer agent to freeze the preferred and common shares of Lacroix and Mortensen held in name or in street name, preventing their further conversion to cash.  The Board of Directors of the Company has also frozen the option to convert the preferred shares to common.  Counsel has advised management that such conversion of preferred shares to common could constitute a further violation of the asset freeze.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, which declined to provide clarification or comment.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 11, 2010 the company, signed a Letter of Intent with ProGas Energy Services Inc., of Texas, to jointly develop a newly discovered or recently discovered oil and gas field located in Texas's Gulf Coast natural trend in Jim Wells County, Texas. The plans include the development of ten initial wells, and the potential development of up to 110 oil and gas wells from this field, to supply oil and natural gas for Universal's customers nationwide.

October 25, 2010 the Company signed a definitive agreement for the acquisition of Roblex Aviation Inc., for a purchase price of $10.4 million.  Roblex is a FAA registered, first class air Cargo Company, located in San Juan Puerto Rico, serving the Caribbean market. Roblex's flies out of San Juan International Airport, with primary routes to the Dominican Republic, and the U.S. and British Virgin Islands. Roblex's blue chip customers and clients include the United States Postal Service, Amerijet, and Delta Cargo, and United Parcel Service. In accordance with the provisions of the Agreement, and due to certain issues discovered in its due diligence of Roblex Aviation, Management terminated the Agreement on December 14, 2010. The Company has the option to consider reviewing Roblex Aviation, for an acquisition, and a new agreement at a later date.

On November 6, 2010 the Company signed a Letter of Intent with WBH Capital Inc., based in Claremont, California, to form a new joint venture for strategic business acquisitions and development of alternative energy projects. The intent of the "Venture" is to raise up to $200 million in capital for the various acquisitions and projects. The acquisitions, include companies, patents and licensing technologies in the natural and alternative energy industries, including solar, algae based biofuels, wind, tidal, green technology products, and waste to energy projects.

On December 13, 2010 our subsidiary NDR Energy Group, signed an agreement with Amerisource Funding of Houston, Texas for Amerisource to provide it with an   aggregate $36 million dollar annual revolving funding line, for its future growth and expansion.

On December 8, 2010 we established a new company, known as Texas Gulf Oil & Gas Inc. This company will develop oil and gas field projects, obtain products from the wellhead, and positions us be a producer and direct supplier of oil and natural gas to our customers. The company will also manage the transmission and marketing of the product to our customers. The major benefits to the Company are, greater revenues, higher profit margins, lower product costs, and increased competitiveness.

On December 17, 2010 we signed an agreement with ProGas Energy Services Inc., of Texas, to jointly develop newly discovered or recently discovered oil and gas field, known as the Northwest Premont Oil & Gas Field, located in Texas’s Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 110 oil and gas wells from this field. Three initial wells have already been drilled, are producing oil and gas, and should bring immediate profit to Universal.

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

Overview of Our Company

We are an alternative energy company headquartered in Irvine, California. Our new strategic direction is to develop and market a diverse product line of natural energy products including natural gas and petroleum and alternative energy products including,  solar, biofuels, wind, , and green technology products.   We also intend to provide energy and facilities services to government and commercial customers for facilities retrofits, modifications, lighting systems, building control systems and related energy saving technologies.

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

One of the Company’s primary goals is to acquire and develop oil and gas properties and assets. This includes oil and gas lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base.  We are currently targeting natural gas producers, to obtain natural gas and other fuels directly from the wellhead.

Recent Developments

NDR Energy Group LLC.
As part plans for growth, on April 12, 2010, we acquired a 49% stake in NDR Energy Group LLC, located in Charlotte, North Carolina. NDR markets energy and fuel commodities such as natural gas, and transportation of petroleum fuels. Natural gas is one of the cleanest burning fuels available, and is a very important segment of the U.S. economy.  The Company officers own 2% of NDR Energy Group, LLC and the Company recognize 49% of non-controlling interest in its subsidiary.

Based on Management’s review of NDR’s financial records, NDR generated revenues of $34,455,243   in energy and fuel sales for the period of January 1, 2010 through September 30, 2010. These revenues have been reviewed; however they have not yet been audited by the Company’s Auditors. The Company anticipates the formal audit of these financial records, to be completed soon, and the information will be reported and filed with the SEC.
.
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

 According to our Management, Norcor Technologies provides a broad range of products and services which are primarily for use in the Health Care industry, Military Facilities, and the U.S. Department of Transportation. Norcor’s primary focus is selling transportation fuels, biodiesel, energy services, and facility energy efficiency retrofits.

Gas Purchase Agreement with CenterPoint Energy Resources Corp. On August 11, 2010, NDR Energy Group, signed a Gas Purchase Agreement with CenterPoint Energy Resources Corp., a wholly owned subsidiary of CenterPoint Energy Inc., based in Houston, Texas. CenterPoint Energy Inc. reported total revenues of $8.2 Billion, including $3.7 Billion for their National Gas Distributions operations, for the year ended December 31, 2009.

Under the terms of the agreement, NDR Energy Group will sell natural gas directly to CenterPoint Energy Resources Corp.  CenterPoint Energy Inc., (NYSE: CNP), based on their filings with the SEC,  is the nation’s third largest publicly traded  gas distribution company, with 3.2 million natural gas customers in nine states, including Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma, and Texas.

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

Progas Energy Services Inc. On October 11, 2010 the company, signed a Letter of Intent with ProGas Energy Services Inc., of Texas, to jointly develop a newly discovered or recently discovered oil and gas field located in Texas's Gulf Coast natural trend in Jim Wells County, Texas. The plans include the development of ten initial wells, and the potential development of up to 110 oil and gas wells from this field, to supply oil and natural gas for Universal's customers nationwide.

Roblex Aviation Inc. October 25, 2010 the Company signed a definitive agreement for the acquisition of Roblex Aviation Inc., for a purchase price of $10.4 million.  Based on our due diligence, Roblex is a 13 year old air cargo company that has grown to be a noted leader in air cargo in the Puerto Rican and Caribbean Islands. It has principal routes to the Dominican Republic and US and British Virgin Islands, with significant potential for growth and expansion. Roblex has over 40 employees and flies principally out of two locations, San Juan and Aguadilla, Puerto Rico. Roblex’s major clients include the United States Postal Service, Amerijet, and others as well as on-demand cargo services. The aircraft Hanger in Aguadilla is currently being leased to FEDEX.

In accordance with the provisions of the Agreement, and due to certain issues discovered in its due diligence of Roblex Aviation, the Company terminated the Agreement on December 14, 2010. The Company has the option to consider reviewing Roblex Aviation, for an acquisition, and a new agreement at a later date.

WBH Capital Business Capital Inc. On November 6, 2010 the Company signed a Letter of Intent with WBH Capital Inc., based in Claremont, California, to form a new joint venture for strategic business acquisitions and development of alternative energy projects. The intent of the "Venture" is to raise up to $200 million in capital for the various acquisitions and projects. The acquisitions, include companies, patents and licensing technologies in the natural and alternative energy industries, including solar, algae based biofuels, wind, tidal, green technology products, and waste to energy projects.

Southern California Gas Company Gas Purchase Agreement.   On November 17, 2010, NDR Energy Group signed a purchase order in accordance with its NAESB agreement to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy, for the month of December 2010.

According to Southern California Gas Company, it is the nation’s largest natural gas distribution utility, with 20.7 million customers. Sempra Energy, its parent company, reported revenues of $8.1 billion, including $3.8 billion from natural gas sales and transportation in 2009, as indicated in its 2009 annual report. The NAESB agreement limits us from disclosing the details; however this Southern California Gas transaction will generate millions of dollars in revenues for the Company. With this agreement, NDR Energy Group will deliver a record amount of gas to Southern California Gas, for a company of our size, and assisting them to provide natural gas to their 20.7 million customers in their service area.

Amerisource Funding. On December 13, 2010 the Company signed an agreement with Amerisource Funding of Houston, Texas for Amerisource to provide it with an aggregate $36 million dollar annual revolving funding line, for its future growth and expansion. The agreement will provide the Company and NDR Energy with working capital and accounts receivable financing for an indefinite term, and has provisions for increasing the funding line as the Company grows. Amerisource Funding is a market leader in providing working capital and accounts receivable management solutions to small and middle market businesses. Founded in 1984, Amerisource has financed over $1 billion of funding for thousands of companies in virtually every U.S. State and Canada, and has provided small and middle market businesses with financing solutions and outsourced management of accounts receivable, credit and collection functions, all of which are vital to the success of any business.

Texas Gulf Oil & Gas Inc. On December 8, 2010, as part of our plans for growth and expansion, we established a new division, known as Texas Gulf Oil & Gas Inc. This division’s purpose is develop projects, and allow us to be a producer  and direct supplier of  natural gas, and we would also  manage the  transmission and marketing of the product to our 22 existing major utility customers nationwide.  We will obtain the gas directly from the ground, at the “wellhead”. The major benefits to the Company are, greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness.

Progas Energy Services. On December 20, 2010 the Company signed an agreement with ProGas Energy Services Inc., of Texas.  The agreement is a joint venture between "Texas Gulf Oil & Gas," Universal's new subsidiary, and ProGas, to jointly develop a newly discovered or recently discovered oil and gas field located in the Premont Northwest  oil and gas field, in Texas's Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 110 oil and gas wells from this field. Three initial wells have already been drilled, are producing oil and gas, and should bring immediate profit to Universal.

Record Sales Volumes of Natural Gas for December 2010. The Company achieved a new record of natural gas sales in a single month. The Company sold a record sales volume of 3.41 billion cubic feet, (Bcf) of natural gas to six of its 22 major electric utility customers for the month of December, through its subsidiary NDR Energy Group. The record sales were due to the increased demand for natural gas from our utility customers, and the hard work and innovative marketing efforts of the executive staff at NDR Energy Group.

New Horizons Energy Group LLC. On January 7, 2011, NDR Energy Group LLC, signed an Agreement to retain the services of New Horizons Energy Group LLC, based in Mt Dora, Florida. New Horizons Energy Group is a natural gas and energy services consulting company. The company will be providing an array of services to NDR Energy and Universal Bioenergy, that will include information on the U.S. natural gas market, natural gas scheduling, natural gas nominations, daily gas monitoring, capacity release for procurement and sales, daily and monthly pipeline balancing, risk management and hedging policy, procurement and management of gas storage assets, and managing operating accounts for designated pipelines. They will also assist with the procurement of natural gas and negotiations of gas purchase contracts. One of the managing members of NDR Energy Group, who is a Universal Bioenergy shareholder, is also a managing member of New Horizons Energy Group.

The Company’s Future Plans and Outlook

On January 12, 2010 the Company announced it was charting a bold new course for the company by diversifying and shifting its focus to far more profitable energy technologies. In April 2010, we expanded into the natural gas energy market, by the acquisition of NDR Energy Group. This was a very good move for the Company, as this brought a major financial benefit to Universal, and its shareholders, by bringing the Company millions of dollars in revenues. Therefore, based on the future outlook for the industry, Management believes this potential increase in the future demand for natural gas, should prove to be very favorable for our plans to sell gas to our customers as a “direct supplier”. At our Business Summit, we took a hard look at global trends in alternative energy, and concluded we wanted to be in markets with the lowest development costs, ease of commercialization, and the highest revenues and profits. We’re diversifying into high growth areas, and reducing our dependence on just biodiesel.

Current State and Future Out Look For the Natural Gas Industry

U.S. Natural Gas Market.  Natural gas is very important part of the energy sector of the U.S. economy. About 99 percent of the natural gas used in the United States comes from North America, and is transported through a 2.3-million mile underground pipeline system. According to the U.S.  Energy Information Administration, (EIA), the United States used approximately 22.84 trillion cubic feet (Tcf) of natural gas in 2009. A total of about 25% of all energy used in the United States in 2009 came from natural gas. Additionally, it is one of the cleanest burning fossil fuels, and its use is expected to continue to grow. Natural gas is used in the production of steel, glass, paper, clothing, brick, electricity, and as an essential raw material for many common products. Some products that use natural gas as a raw material are: paints, fertilizer, plastics, antifreeze, dyes, photographic film, medicines, and explosives. Slightly more than half of the homes in the United States use natural gas as their main heating fuel. Natural gas is also used in homes to fuel stoves, water heaters, clothes dryers, and other household appliances.

The U.S. Energy Information Administration, in its “Annual Energy Outlook 2009 Report”, estimates that natural gas demand in the United States could be 24.36 Tcf, (Trillion Cubic Feet), by the year 2030. The EIA, “Natural Gas Year-In Review 2009, Report” stated,  “Over the past several years, natural gas use for electric power has increased, with gas making up an increasing percentage share of total generation relative to coal. In 2009, natural gas made up almost 24 percent of net power generation with 931,000 Megawatt-hours (MWH) of electric power generated from natural gas. By comparison, in 1996, natural gas made up only 14 percent of power generation.” Consumption of natural gas for electric power increased from a level of 18.3 billion cubic feet, (Bcf) per day in 2008, to 18.9 Bcf per day in 2009. This increase was caused by fuel-switching due to sharp declines in the price of natural gas, as coal prices actually rose between 2008 and 2009, while consumption of coal at electric power plants declined 11 percent.

Future Outlook. Consumption of natural gas will increase 20% by 2030, according to the U.S. Department of Energy (DOE). The EIA’s “Annual Energy Outlook 2010”, includes estimates for total technically recoverable natural gas resources in the United States as of January 1, 2008 at 2,119 Tcf. This estimate includes proved reserves, inferred reserves, and undiscovered technically recoverable resources.

According to a report released by the Massachusetts Institute of Technology, it stated that, “Natural gas will provide an increasing share of America’s energy needs over the next several decades, doubling its share of the energy market to 40 percent, from 20 percent.

Texas Gulf Oil & Gas Inc.  On December 8, 2010, as part of our plans for growth and expansion, we established a new division known as “Texas Gulf Oil & Gas Inc.”, domiciled in Georgia. The company will acquire and enter joint ventures to develop oil and natural gas field projects, and this will position us we to be a “direct supplier” of   natural gas to our current and our future utility and corporate customers. We will then be able to purchase the gas from the “wellhead”. This division will also manage the transmission and marketing of the product to our 22 existing major utility customers nationwide.  The major benefits to the Company are, greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness. This will also position us to implement our business strategy to become a more vertically integrated company, giving us greater control over the supply chain, directly from the producer, through marketing, distribution, and selling directly to the customer.  The Company is currently in discussions with several independent oil and production companies, to obtain agreements to purchase natural gas and other fuels directly from the wellhead, to market directly to our customers. The gas would then be marketed and sold to our customers, through our NDR Energy Group.

Progas Energy Services.  On December 203, 2010 the Company signed an agreement with ProGas Energy Services Inc., of Texas.  The agreement is a joint venture between "Texas Gulf Oil & Gas," Universal's new subsidiary, and ProGas, to jointly develop a newly discovered or recently discovered oil and gas field located in the Premont Northwest  oil and gas field, in Texas's Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 110 oil and gas wells from this field. Three initial wells have already been drilled, are producing oil and gas, and should bring immediate profit to Universal. The Premont Northwest field is potentially one of the largest oil fields discovered in Jim Wells County, Texas, the most prolific oil and gas producing county in the state of Texas.

According to Progas, the field was originally discovered in the 50’s and was thought to be a small extension of the Northwest Premont field. However, the field was not developed before the previous operators passed away, and many zones were not known to be potentially productive as have been recently proven with modern drilling and testing techniques. Progas, the operator and developer of the property, prior to Universal’s involvement, re-entered existing wells that were abandoned by the previous operator to test potential zones for production. Initial estimated reserves of the field were under 2,000,000 bbls of oil and just over 4,000,000 mcf of natural gas. However after testing these wells and a considerable geologic study, the projected and estimated reserves were adjusted to over 20,000,000 barrels of oil and 17 billion cubic feet (bcf), 17,000,000 mcf, of gas from 11 potentially productive oil and gas sands. Based on the estimated reserves of the field of 20 million barrels of oil, the oil would have an estimated value of $1.82 billion, based on the November 28, 2010, NYMEX price of $91.42 per barrel.

This joint venture is major step for the Company, and has three major benefits to Universal and its shareholders.  First it allows Universal to acquire natural gas reserves from the ground, for a small fraction of the purchase costs that it currently pays to other producers that it markets natural gas for. Second it would provide Universal, with a source of natural gas of its own, which can be marketed to its major utility gas customers throughout the U.S. While most gas marketers are limited to a 1% to 2% profit on the spread of natural gas prices, (less than 1 cent per mcf),  Universal’s exploration costs for its share of the field is estimated to be less than 10% of the  NYMEX price for November 28, 2010, which is $4.26 per mcf, allowing Universal to earn a 90% gross profit, or $3.83 per mcf at current prices,  on the spread of gas that it owns in the field, and that it sells into the market place.  This will give Universal a distinct advantage in the marketplace and a considerably higher profit margin for gas that is sold to its customers. Third, while many gas marketing companies have to buy gas from others, their ability to purchase gas is somewhat subject to availability. Universal will be able to supply the natural gas produced, that  it owns, as well as the natural gas of the other industry partners in the development of the field, such as Progas Energy, who have offered Universal the right to market their gas. Based on the estimated reserves of 17 billion cubic feet (bcf), (17 million mcf), of gas, this would have an estimated value of $72.4 million, based on the November 28, 2010, NYMEX price of $4.26 per mcf.

Mergers & Acquisitions. Management is planning for expansion, by additional mergers and acquisitions, to generate significant revenues and profits, and by shifting our focus to invest in far more profitable alternative energy technologies. We anticipate, but can provide no assurances,   acquiring 5 to 10 additional new companies in the next   2 to 3 years. Some  companies being targeted are, natural gas producers,  to obtain natural gas  directly from the wellhead,  solar energy companies for polymer based thin film solar cells,  companies to build tidal energy facilities, and the acquisition of energy technology patents and licenses. We’re also looking at acquiring natural gas assets and properties in the Eagle Ford Shale region in south Texas, which has very large supplies of oil and natural gas. Acquiring interests in properties in this area will work very well with our strategic plans for Texas Gulf Oil & Gas Inc., and Progas Energy Services.   We’re presently in discussions with a company, with a radical new frictionless wind energy technology, that improves wind energy capacity by as much as 80%. that we believe will totally revolutionize the industry. We’re also looking at algae based biofuels and other green energy technology products to bring to market.

National Stock Exchange Listing. With its planned growth by mergers, acquisitions, and future revenues, Universal’s Management is evaluating and  positioning the Company to potentially qualify, and apply to be listed on a major national stock exchange, which stock exchanges list similarly situated alternative energy technology companies, such as NASDAQ,  NYSE Amex Equities, or others.  Management believes that, if we can successfully position the Company to qualify to meet the listing requirements for one of the stock exchanges, it would greatly increase the market value of the Company, and should make it attractive to more retail and institutional investors.  We also feel this would be of great benefit to our shareholders.

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

Natural Gas Market Expansion. Management believes that there are currently there are 3240 utilities in the United States. Through NDR, we have firm contracts signed with 22 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits.

Analysis of Current Results of Operations. Total revenues for the period ending September 30, 2010 were $20,355,534, compared to no reported revenues for the same period in 2009.  Current management has created significant value and generated revenues of $20,355,534, since the acquisition of NDR Energy on April 12, 2010, when previously there were no revenue generated in the prior 2 to 3 years.

In 2010, as we were building our business, we were revenue oriented, and focused primarily on generating substantial sales revenues first, building a strong foundation with a broad customer base, and gaining greater market share. Our goal was to gain the greatest share of the energy market in the shortest period of time. That strategy initially affected how we obtained our supplies, their relative cost, and how we ultimately priced our products for sell to our customers. To gain greater markets share in a rapid fashion, initially resulted in a higher ”burn rate", higher cost of goods sold, and it directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2010. This strategy was only a temporary measure, while we were building greater market share, this past year.

The high proportionate cost of sales relative to the gross revenues,  is also due in part to purchasing  gas from some suppliers  at close to retail cost, using their costly “trade credit”, and associated high financing  costs, added to the gas by some suppliers. This has resulted in a reduced gross profit margin for this period of $22,637, Our goal was to build a solid customer base and revenues first. We believe we achieved that objective.

Our goal for 2011, since we have built a solid customer base, and captured a good share of the market, is to become more "profit oriented". We’ll have a different strategy for procuring our supplies, and the quantities and price points that we sell the product for, to our customers. That's why we’re contracting directly with the oil & gas producers to obtain our supplies from the wellhead. The Company is currently pursuing obtaining its own bank and funding “lines of credit”, instead of using the suppliers “trade credit”,  to purchase the gas.  This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This means our cost of sales should significantly decrease, and our pricing structure to our customers will be more flexible, resulting in potentially higher profit margins for the Company.

Other “profit centers” that we plan to use to increase our revenues and profits, will include performing our own gas scheduling, gas nominations, capacity releases, transmission, pipeline balancing, risk management, storage and gas trading/hedging.  We feel that by implementing these strategies and tactics, this should be very favorable for the Company and our shareholders.

To collect on our accounts receivables, typically, after the gas is delivered from our supplier to our customer, an invoice is submitted to the customer between the 10th and 15th of the month. The customer then, in accordance with our “Sale and Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 –15 days after receipt of the invoice.

Our current “total assets” have increased by $2,709,482, or 924% to $3,002,582 for the period ending September 30, 2010, compared to $293,100 for the same period in 2009. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Analysis of Projected Revenue, Earnings and Market Value. The management of our company continues to act in accordance with their new business strategy. As part of the execution of the plan, on April 12, 2010, we completed the acquisition of NDR Energy Group, a marketer of natural gas and energy.  Based on Management’s review of NDR’s financial records, NDR generated revenues of $34,455,243,   in energy and fuel sales for the period of January 1, 2010 through September 30, 2010. Due to the acquisition, of the total of $34,455,243 in revenues, we have generated revenues of $20,355,534, from the close of the transaction through the end of September 30, 2010, although our cost of sales reduced our profit from these revenues to just over $22,637.   We anticipate the formal audit of these financial records, will be completed soon, and the information will be reported and filed with the SEC.

Management believes, but cannot guarantee, that it can sell approximately 1,136,000 MMBtus or $4.84 million, in natural gas to each of its 22 customers on a monthly basis. This is based on the NYMEX Henry Hub December, 2010 MTD, (month-to-date) average price, of $4.26 per MMBtu’s. This would result in a projected 25,000,000 MMBtus monthly or $106.5 million in monthly revenues from sales of gas to all of our 22 customers. The objective would be to sell 300,000,000 MMBtus annually, resulting in a projected $1.278   billion in revenues annually from the sales of natural gas alone. This would result in a conservatively projected net profit to the Company of $25 million or more annually, based on purchasing the gas from our current suppliers. Although no assurances of performance can be provided, we believe that when our company establishes it own gas supply division, then the estimated net earnings could be in the range of $75 million annually or significantly higher.  Additionally, with the acquisition of another proposed 100 customers, this will result in even higher revenues and profits in the future.

Future Capital Funding. To ensure our ability to remain as a going concern, and develop a long term profitable business, Management is planning to raise additional funds in   debt or equity capital to fund the growth of our company. We anticipate using the proceeds to purchase some of the companies we have targeted for future acquisitions, and some for working capital. Management believes, although we cannot guarantee, and remains confident, that we will be able to raise capital in sufficient amounts to execute the business strategies, plans and decisions that have been made, and to meet the potential challenges in the current economic environment.  The raising of additional capital through the sale of equity may result in a dilution of the current shareholders interests. However, management anticipates that the shareholders would likely receive greater potential financial rewards by means of a significant increase in the price of the stock, greater market value of the Company, and more liquidity.   Since Management has re-engineered the Company by creating more value to it, through its recent acquisitions, and is positioning it to qualify/apply to be listed on another stock exchange, we believe this should make it attractive to more retail and institutional investors. We feel this would be of great benefit to our shareholders.

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet. Management intends to restructure its Balance Sheet, by reducing its debt, and converting the balance of the outstanding debt on the Balance Sheet to shares of common stock, and issue the shares to its various Note Holders and creditors. This will result in an additional issuance of shares of stock that will likely increase the outstanding shares of the Company’s common stock to an amount exceeding 100 million shares.  Many of the existing Notes carry interest rates that are very high, and that are above the current market rates. The benefit to the Company is to eliminate the outstanding debt and liabilities owed by the Company, reduce interest expenses, enhance our financial position, strengthen the Balance Sheet, and increase our liquidity. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. This should also be very beneficial to our shareholders.

History of Universal Bioenergy North America

Our subsidiary, Universal Bioenergy North America, Inc. is a Nevada corporation formed on January 23, 2007 which was acquired by our company in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. . As of the date of this report, we have not manufactured any biodiesel fuel.  Presently, UBNA’s plant is non-operational and the company is seeking new acquisitions in the natural and alternative energy industry.

The economic viability of most biodiesel producers, including us, is dependent on the biodiesel fuel tax credit.  The tax credit was allowed to expire on December 31, 2009, causing widespread layoffs in the biodiesel industry since the credit is needed by most producers to remain economically viable.  The Senate voted on March 10, 2010 to restore the credit.  Restoration of the credit required reconciliation and signature of President Obama, which did not occur before the August summer recess.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2009

Losses available for common shareholders	$(914,306)	$(847,409)

Other non-cash expenses	873	-
Stock issued for services	332,007	307,999

Losses available for common shareholder, as adjusted	$(581,426)	$(539,410)

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Revenues
Our revenues for the three months ended September 30, 2010 were $6,388,639 as compared to $0 for the same period in 2009.  Revenues for the nine months ended September 30, 2010 was $20,355,534 as compared to $0 for the same period in 2009.  Our primary revenues from this period are from the sale of natural gas.   We incurred losses of approximately $914,734 and $847,409 for the nine months ended September 30, 2010 and 2009. Our losses since our inception through September 30, 2010 amount to $15,691,766. We issued 5,983,450 of common shares for services with an aggregate fair value of approximately $332,007 that was included in the $933,327 in general and administrative expenses for the nine month period ended September 30, 2010. Excluding the value of the common shares of $332,007 from the general and administrative expenses of $933,327, would reduce the actual net G&A expenses to $601,320, and correspondingly reduce our actual net loss to $582,299 for the period ended September 30, 2010.  This would reduce our actual net loss by a total of $265,110 or 31.28% to $582,299 from the period ending September 30, 2010 compared to $847,409 from the same period in 2009.

Operating Costs and Expenses.
 Our Cost of Sales for the three months ended September 30, 2010 were $6,381,535 as compared to $0 for 2009.  Cost of Sales for the nine months ended September 30, 2010 were $20,332,897 as compared to $0 for the same period in 2009.  Our primary operation is the marketing of natural gas to our major customers nationwide.

Our general and administrative expenses for the three months ended September 30, 2010 were $530,093 as compared to $217,635 for 2009.  General and administration expenses for the nine months ended September 30, 2010 were $933,327 as compared to $845,601 for 2009.   The increase in general and administrative expenses was due to the additions to our management team and the hiring of consultants in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited. We issued 5,983,450 of common shares for services with an aggregate fair value of approximately $332,007, that was included in the $933,327 in general and administrative expenses for the nine month period ended September 30, 2010.

 Our “total assets” have increased by $2,709,482, or 924% to $3,002,582 for the period ending September 30, 2010, compared to $293,100 for the same period in 2009.   Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Liquidity and Capital Resources

The Company looks to a variety of funding sources, to meet our short and long-term liquidity requirements. The Company currently generates the majority of its consolidated revenues and cash flow from the marketing and sale of natural gas to its 22 electric utility customers. The Company’s revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. The revenue, profitability and future growth of our Company,  are largely dependent on a number of factors including,  the prevailing and future prices for natural gas,  which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions,  and competition from other energy sources.

Working Capital
Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $614,095 due to the acquisition of NDR Energy, the amount of funds borrowed from our creditors, our capital spending exceeding our cash flows from operations, and from the increase in accounts payable and accrued expenses.

Cash Flows
The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which the Company has no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

Cash Flows from Operating Activities
Our cash used in operating activities for the nine months ended September 30, 2010 was $270,726   as compared to $51,894 for the nine months ended September 30, 2009.  The increase was primarily attributable to the costs associated with the launch of NDR’s natural gas operations.

Cash Flows from Investing Activities
Cash use in investing activities for the nine months ended September 30, 2010 was $27,061 as compared to $0.00 for the nine months ended September 30, 2009.   The increase was related to the purchase of fixed assets of $13,094 and advances to an affiliate of $13,967.

Cash Flows from Financing Activities
Our cash provided by financing activities for the nine months ended September 30, 2010 was $312,119 as compared to $51,894 for the nine months ended September 30, 2009.   The proceeds were from a series of convertible notes payables.

Liabilities / Indebtedness
Current liabilities increased to $3,043,869 for the nine months ended September 30, 2010, compared to $714,381 for the same period in 2009. This was primarily due to a $2,335,452 increase in accounts payable from the purchase of supplies of natural gas, accrued expenses and some costs incurred as part of the NDR Energy acquisition.  Our long term liabilities have decreased by $537,721, or 63.27% to $312,119 for the period ending September 30, 2010, compared to $849,840 for the period ending December 2009.   This was due to the conversion of certain notes payable, and accrued compensation to common stock to reduce the debt, and improve the balance sheet.

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

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.  This note was converted to common stock and is no longer due.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.  This note converted $20,000 to common stock and has an outstanding balance of $2,500.

On May 24, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $10,500 at 10% interest.  The holder has the right to convert the note to common stock on November 24, 2010 at $.05
On May 24, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $10,500 at 10% interest.  The holder has the right to convert the note to common stock on November 24, 2010 at $.05
On February 16, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $13,000 at 10% interest.  The holder has the right to convert the note to common stock on August 17,2010 at $.05
On May 25, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $100,000 at 10% interest.  The holder has the right to convert the note to common stock on November 25, 2010 at $.03

On July 15, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $4,500 at 10% interest.  The holder has the right to convert the note to common stock on January 15, 2011 at $.05
On July 15, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $4,500 at 10% interest.  The holder has the right to convert the note to common stock on January 15, 2011 at $.05
On June 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $32,000 at 10% interest.  The holder has the right to convert the note to common stock on December 31, 2010 at $.03
August 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $36,919 at 10% interest.  The holder has the right to convert the note to common stock on February 28, 2011 at $.03
On August 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest.  The holder has the right to convert the note to common stock on February 28, 2011 at $.05
On August 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest.  The holder has the right to convert the note to common stock on February 28, 2011 at $.05
On April 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest.  The holder has the right to convert the note to common stock on October 26, 2010 at $.05
On April 26, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $25,300 at 10% interest.  The holder has the right to convert the note to common stock on October 26, 2010 at $.05
On March 30, 2010 the Company entered into a two (2) year convertible promissory note with a non-related creditor for $8,600 at 10% interest.  The holder has the right to convert the note to common stock on September 30, 2010 at $.05

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

a.	Fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins.
b.
Potential failures or delays in achieving expected reserve or production levels from existing  and future oil and gas development projects due to operating hazards, drilling risks and the  inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance.

c.	Failure of new products and services to achieve market acceptance.
d.	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products.
e.	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, LNG and refined products.
f.
Inability to timely obtain or maintain permits, including those necessary for construction projects; or to comply with government regulations; or make capital expenditures required to maintain compliance.

g.	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, and transportation projects.
h.	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.
i.	International monetary conditions and exchange controls.
j.	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
k.	Liability resulting from litigation.
l.
General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, natural gas, natural gas liquids or refined product pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

m.	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
n.	Limited access to capital or significantly higher cost of capital related to uncertainty in the domestic or international financial markets.
o.	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments that engage in any hedging activities. Most of our activity is in the resale of natural gas.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

  a) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s concern was the filing of our 2007 Form 10K/A on September 9, 2009 by James Michael Ator the former CFO, without Board of Directors approval and without approval from our independent auditors. The other area of concern was the proper internal signature by the Board of Directors for all filings that are issued. The Company’s former management further did not properly record the acquisition of UBNA as the purchase method of accounting and recorded it as a reverse merger and recapitalization. The acquisition was less than 51% and should have been recorded as the purchase method of accounting. As of January 2, 2010, Mike Ator is no longer associated with the Company.

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

b) Changes in Internal Control and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal controls and procedures as of September 30, 2009. Based upon our evaluation, Management has addressed the material weaknesses in our internal control deficiencies as follows:

· We have provided more oversight of the Company’s financial reporting and internal control by those charged with corporate governance.

· We have communicated a greater sense of control consciousness within our organization, and the critical nature of maintaining these controls in the current environment.

· We have engaged the services of Employees, Management, and outside professionals who have the qualifications and training to fulfill their assigned functions, with respect to preparing financial statements, reports and internal controls in accordance with. generally accepted accounting principles in    the various transactions.

∙ Any deficiencies in terms of completeness, or accuracy in the internal control process must be reported to Management on a timely basis.

· We have implemented a more effective internal review and risk assessment function by the Management team, which functions are important to the monitoring or risk assessment component of internal control.

· To create an effective control environment, Management and those charged with corporate governance must assess the effect of any potential significant deficiency communicated to them, and correct the significant deficiency or material weakness that might exist in the internal control environment.

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

Risk Factors Related to Our Business

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company’s growth by mergers and acquisitions, and by shifting our focus to invest in far more profitable alternative energy technologies.   We believe, although we cannot guarantee, and remain confident, that we will be able to raise capital in sufficient amounts to execute the business strategies, plans and decisions that have been made by the Company, and to meet the potential challenges. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital to achieve our goals and objectives.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital may have a material adverse effect on our business.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

 As we pursue our business plan, we may become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our suppliers and our contemplated distribution facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can have a material adverse effect on our business.

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

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth.

We intend to pursue a growth strategy that includes development of the Company’s growth by mergers and acquisitions, and by shifting our focus to invest in far more profitable alternative energy technologies.  We believe, although we cannot guarantee, and remain confident, that we will be able to raise capital in sufficient amounts to execute the business strategies, plans and decisions that have been made by the Company, and to meet the potential challenges. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital to achieve our goals and objectives.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital may have a material adverse effect on our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered upon senior securities during the period ended September 30, 2010. Except for the Company under terms of the above agreements, on March 26, 2010 the Company issued 1,411,150 to each officer and director of the Company with total shares issued of 4,233,450.  The stock was trading at $.06 and the Company expensed $84,669 for each issuance of shares of stock with a total expense of $254,007.  Also under the terms of his employment agreement and employee was issued 1,000,000 common shares at the trading price of $.06 and the Company expensed $60,000 as compensation.

On September 13, 2010 the Company converted is notes payable for a total of $47,936 and issued 2,000,000 common shares for that conversion.  This conversion of debt reduced our notes payables of $42,500 and accrued interest of $5,436.

On September 27, 2010 the Company converted is accrued compensation for a total of $368,386 and issued 24,559,067 common shares for that conversion.  This conversion of debt reduced our accrued compensation of $368,386.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2010.

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

UNIVERSAL BIOENERGY, INC.

Dated: January 18, 2011	By	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President