Form 10-K
period 2010-12-31
Universal Bioenergy, Inc.
filed 2011-07-26
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

(949)-559-5017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,823,398

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2010, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at July 22, 2011, there were 125,568,383, shares of Common Stock, $0.001 par value per share issued and outstanding and 232,080 Series B preferred stock $.001 par value per share.

Documents Incorporated By Reference -None

Universal Bioenergy, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND 2009

FORWARD-LOOKING STATEMENTS
Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations, “and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of federal policy on oil and gas;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and are under no duty to update any of the forward-looking statements after the date of this report.

PART I

As used in this annual report, “we”, “us”, “our”, “Universal”, “Company” or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

ITEM 1.  BUSINESS.

General

Overview of Our Company

Universal Bioenergy Inc.

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Pink Sheet Markets trading systems under the trading symbol “UBRG”. Universal Bioenergy Inc. was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc.  On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

Our primary business focus is the production, marketing and sales of natural gas, oil and alternative energy.  Through our subsidiary, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions, the most recent of which was NDR Energy Group LLC.

Our principal and administrative offices are located at 19800 MacArthur Blvd., Suite 300, Irvine, California 92612. Our telephone number is 949-559-5017.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”).  NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 22 major utility companies in the United States, with strong Standard & Poor’s credit ratings. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

In the year 2010, management totally re-organized and re-structured the Company with a new strategic direction and business plan. Our primary objective is to exploit changes in the energy market, with the intent to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors.   Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital, for the long-term growth of our Company. We believe this is the ultimate measure of our success. By building on our successes in 2010, we plan to achieve these future objectives by pursuing the following strategies;

Mergers and Acquisitions. We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, petroleum and alternative energy industries. This may also include liquefied natural gas (LNG), compressed natural gas (CNG), solar thin film technologies, wind, biofuels, syngas and acquisitions of patented energy technologies.

Vertical Integration. We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to our customer.

Oil and Gas Field Development. We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells and lease acquisitions. We especially have a high level of interest in the development of existing fields whereby we can re-enter previously drilled capped wells to extract the oil and gas using new drilling/extraction methods and techniques. Fields with previously drilled capped wells would be of highest priority for us, since they had been “proven wells” before, and would therefore have lower development costs and lower associated financial risks.

Own Our Oil and Gas Supply. We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories, to market and distribute directly to our growing customer base.

Increase Operating Income. We intend to increase our operating income and earnings by obtaining our gas at the wellhead at the producer’s price, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Business Development

Last year our present management team inherited a development stage  company that, while it had more than nominal operations and assets consisting of more than cash or cash equivalents,  in  previous years had no revenue, earnings, limited operations, and very little volume and liquidity in its stock. We were virtually unknown. We believed we had a mandate from our shareholders and investors, to build a good, solid operating company, with strong revenues and earnings in the shortest period of time. This presented a challenge to management , especially in the worst economic downturn the United States has experienced since the “Great Depression”. Overall, we are highly pleased with the progress we made last year. We strategically planned what we intended to do, and successfully implemented most of our strategies and tactics. We managed to turn around a small development stage company with no revenues, built an operating company, and generated revenues in excess of $41 million, all in less than one year.

Significant Accomplishments

Record Revenues of $41.32 Million.   The Company achieved a record in sales revenue of $41,320,647, for the year ending December 31, 2010, as compared to $0 for the same period in 2009.  These revenues were generated in only 8 ½ months, from April 12, 2010 through December 31, 2010. For more details see Item 7    “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements and Supplementary Data”.

NDR Energy Group LLC.  In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina.  NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005.

Progas Energy Services Joint Venture. On December 17, 2010, we signed an agreement with ProGas Energy Services Inc., of Texas, to jointly develop the Northwest Premont Oil & Gas Field located in Texas’s Gulf Coast natural trend, in Jim Wells County Texas. Although no assurances can be provided, the plans include potentially developing up to 115 oil and gas wells from this field.

Universal and Progas Energy “Strikes Oil & Gas”.  On March 3, 2011, the Company announced that Progas Energy Services had stuck oil and gas on several wells that it had drilled in the Northwest Premont oil and gas field in Jim Wells County, Texas.  Although there are no guarantees as to the quantity of oil that can be extracted or the maintaining of current oil prices, management believes that the field possibly houses 20,000,000 Bbls of oil, with an estimated value of $1.98 billion based on the June 10, 2011 NYMEX price of $99.21, and over 20,000,000 mcf of natural gas, with an estimated value of $95.6 million, based on the June 10, 2011 NYMEX price of $4.78.

Letter of Intent with Pacific Rim Native American Investments for Oil and Gas Project. On  June 8, 2011, the Company announced that it signed a Letter of Intent with Pacific Rim Native American Investments Corporation,  a Native American company for an oil and gas development transaction with, as represented by  Pacific Rim Native American Investments Corporation, a potential sales value of $500 million to $1 billion over five years. If a definitive agreement is reached, our Company would act as Developer and  Manager to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories  owned, managed  or controlled by Pacific Rim on behalf of many sovereign Indian Nations and Tribes, in the States of California, Oregon, Nevada, Arizona, Montana and Oklahoma.

Standard & Poor's Initiates Stock Report Coverage on Universal. On April 7, 2011, Standard & Poor’s commenced Factual Stock Report coverage on Universal Bioenergy. S&P’s Factual Stock Report coverage will be accessible on an ongoing basis to the investment community by scores of buy-side institutions, and sell-side firms that utilize S&P research and information platforms daily.

3.41 BCF of Gas Sold in December 2010. In December 24, 2010, the Company achieved a record sales volume of 3.41 billion cubic feet, (Bcf) of natural gas to six of its 22 utility customers for the month of December, through NDR Energy Group LLC.

Texas Gulf Oil & Gas Inc. As part of our plans for growth and expansion, we established a new division, known as Texas Gulf Oil & Gas Inc. Its purpose is to develop oil and gas projects, and allow us to be a producer and direct supplier of natural gas, and to manage the transmission and marketing of the product to our major utility customers nationwide.

Application for Listing on the Frankfurt Stock Exchange. The Company has applied to have its stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany.  The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America.

PRODUCTS

Natural Gas Industry Market Summary

Industry and Market Overview
According to the American Petroleum Institute, the “Oil and Gas Industry” supports more than 9 million American jobs and makes significant economic contributions as an employer and purchaser of American goods and services. In 2009, the most recent year for which data is available, the industry supported a total value added to the national economy of more than $1 trillion or 7.7 percent of the U.S. gross domestic product. The natural gas industry supports nearly 3 million jobs and adds about $385 billion to the national economy.

Natural gas is very important part of the energy sector of the U.S. economy. About 99 percent of the natural gas used in the United States comes from North America, and is transported through a 2.3 million mile underground pipeline system. According to the U.S. Energy Information Administration, (EIA), the United States used approximately 22.84 trillion cubic feet (Tcf) of natural gas in 2009. A total of about 25% of all energy used in the United States in 2009 came from natural gas. Additionally, management contends that it is one of the cleanest burning fossil fuels, and its use is expected to continue to grow. Natural gas is used in the production of steel, glass, paper, clothing, brick, electricity, and as an essential raw material for many common products. Some products that use natural gas as a raw material are: paints, fertilizer, plastics, antifreeze, dyes, photographic film, medicines, and explosives. Management believes that slightly more than half of the homes in the United States use natural gas as their main heating fuel. Natural gas is also used in homes to fuel stoves, water heaters, clothes dryers, and other household appliances.

In 2009, the Natural Gas Supply Association reviewed existing data and estimated that in 2008 there were approximately 4 million Americans who are employed either directly or indirectly by the natural gas industry - America's "Blue Jobs."  Using a different set of parameters, America's Natural Gas Alliance placed the number at closer to 3 million Americans working as a result of natural gas production, delivery, and usage.

In July of 2010, a report released by the American Petroleum Institute stated that natural gas production in the Marcellus Shale region if developed could create 280,000 new American jobs and add $6 billion in new tax revenues to local, state and federal governments over the next decade.

Additionally, the use of natural gas is growing as an alternative fuel source in the transportation sector.  According to the Natural Gas Vehicle Coalition, there are currently 150,000 Natural Gas Vehicles (NGVs) on the road in the United States today, and more than 5 million NGVs worldwide. In fact, the transportation sector accounts for 3 percent of all natural gas used in the United States. Natural gas vehicles, when designed to run on natural gas alone, are among the cleanest vehicles in the world.

Gas Industry Market Segments
The physical structure of U.S. natural gas industry is divided into several major segments and principal activities that are required to bring the gas to commercial, industrial and residential consumers. The principal activities are:

Exploration and Production
Exploration and production include finding and producing natural gas from natural gas fields or associated gas that is produced with crude oil.

Processing
Natural gas processing removes impurities and the higher valued products and prepares a dry gas stream that meets industry standards for transportation in high-pressure pipelines.

Transportation
Natural gas is transported in high-pressure pipelines from producing areas to industrial end users, storage areas, and local distribution companies.

Storage
The natural gas production and delivery system is not designed to produce and transport the full amount of natural gas consumer’s want during periods of peak demand. In order to meet peak demand, large customers and distribution companies put gas into underground storage, mostly near final consumers. The stored gas is withdrawn to meet consumers’ needs during times of peak demand, such as a cold winter day.

Local Distribution
Local distribution companies own and operate the network of pipes that carry natural gas from high-pressure trunk lines to final consumers. These consumers include residential, commercial, and industrial customers.

Gas Marketers
Natural gas marketing involves the process of selling of natural gas from the wellhead to the end users.  Gas marketers purchase their gas from major gas companies, independent producers and aggregate the supply into quantities to market and sell to the utilities, local distribution companies (LDC), and their commercial and industrial customers. They also arrange for its transportation, gas storage and delivery to facilitate the sale of natural gas. Most residential and commercial customers purchase natural gas from a local distribution company. However, many industrial customers have the option to purchase natural gas from a marketer or producer instead of from the distribution company.

Future Outlook of Natural Gas Market

Short-Term Outlook
On June 7, 2011 the U.S. Energy Information Administration (“EIA”) announced that it “Expects Strength in Natural Gas Production in 2011”. The EIA released its “Short-Term Energy Outlook” on June 8, 2011, which includes short-term forecasts through the end of 2012. This month’s Outlook significantly revises the natural gas marketed production forecast for 2011, to 64.6 Bcf per day, up 2.3 percent from the previous month’s forecast. The strength in production occurs despite a year-over-year decline in gas-directed rig activity; however, recent growth in oil-directed rigs could lead to greater production of associated natural gas. Consumption is expected to total 67.1 Bcf per day in 2011, and 67.2 in 2012. Both consumption of natural gas for electric power generation and industrial consumption grow in 2011 and 2012. This month’s Outlook expects Henry Hub prices to rise in 2012 to $4.58 per MMBtu, from $4.25 per MMBtu in 2011. We believe that the increase in prices will play a role in maintaining strength in production in 2012.

Gas Inventories
The EIA reported that natural gas working inventories ended May 2011 at 2.2 trillion cubic feet (Tcf), about 10 percent, or 245 billion cubic feet (Bcf), below the 2010 end-of-May level.  EIA expects that working gas inventories will build strongly during the summer and approach record-high levels in the second half of 2011.  The projected Henry Hub natural gas spot price averages $4.25 per million British thermal units (MMBtu) in 2011, $0.13 per MMBtu lower than the 2010 average.  EIA expects the natural gas market to begin tightening in 2012, with the Henry Hub spot price increasing to an average of $4.58 per MMBtu.

U.S. Exports to Canada and Mexico Increase Year-To-Date 2011
According to the EIA, U.S. pipeline exports of natural gas have increased substantially in 2011, likely one result from continued near-record high U.S. natural gas production. As reported in the Natural Gas Monthly for May 2011, U.S. exports to Canada for the first quarter of 2011 increased a total of about 50 Bcf or approximately 24.7 percent in comparison with 2010. This increase is having an effect on net imports from Canada, which decreased year-to-year 6.5 percent through the first quarter of 2011. Gross U.S. pipeline exports to Mexico, which is historically the recipient of the second largest volume of U.S. exports behind those to Canada, in the first three months of 2011 nearly doubled in comparison to the same time period in 2010. Through March 2011, U.S. exports to Mexico reached 113.4 Bcf, compared with 66.5 Bcf in 2010.

Long-Term Outlook

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

Seasonal Nature of Business

Generally, the demand for natural gas decreases during the summer months and increases during the winter months.  Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations.

Our Product Mix and Sales
Our primary business focus is the production, marketing and sales of natural gas, (methane) oil and alternative energy.  Through NDR Energy we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base.

Our growing and proposed product mix that we intend to develop and market includes;

• Natural Gas
• Liquefied Natural Gas (LNG)
• Compressed Natural Gas (CNG)
• Petroleum
• Propane
• Solar
• Biofuels
• Syngas

Gas Supplies
We presently obtain our supply of natural gas from a variety of gas suppliers having contracts with major companies including;

• EDF Trading
• Chevron Texaco
• Conoco Phillips
• Chesapeake Energy Marketing
• Total SA
• Anadarko

Our plans are to acquire and own/control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories, to market and distribute directly to our growing customer base. We also intend to obtain more gas by consolidating the purchase of gas supply through a large number of independent producers and pipeline companies with long-term purchase agreements to supply gas to our customers. We select our suppliers based their ability to supply and deliver a firm base load of gas to our customers and their designated delivery points.

We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells and lease acquisitions. Consolidating the purchase of gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers, we deliver our gas to our customers through the national intrastate and interstate pipelines.

Review of Our Business Operations
The general terms and conditions upon which we currently operate in the acquisition of our customers, obtaining gas supplies and contracts are presented as follows;

Natural Gas Pricing.  Our gas is purchased based on an Index Price from the “Inside FERC Gas Market Report”, first of the month posted index price or “Gas Daily” Midpoint as published by PLATTS. The index pricing of the gas is based on the New York Mercantile Exchange (“NYMEX”), or the Henry Hub index price, at the Sabine Pipe Line Co.’s, Henry Hub connection point in Louisiana, which is used as the standard in the gas industry.

Purchase Agreement. We generally enter into a purchase or sales agreement with the customer and/or supplier, using the North American Energy Standards Board (“NAESB”), “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in use the natural gas industry.

Gas Inventory, Title and Warranty. Pursuant to the terms of the NAESB contract regarding title to the gas we purchase, it  states  "Seller warrants that it will have the right to convey and will transfer good merchantable title to all Gas sold hereunder delivered to Buyer, free and clear of all liens, encumbrances and claims."  This means the gas that is sold to Universal and NDR Energy by the suppliers has no claims or liens, from either the Suppliers own oil/gas wells, and/or from other producers that they procure it from. After we purchase the gas, we own it, and it becomes part of our inventory until we deliver it to our customer.

Contract Term. Our contract terms are usually 1 to 5 years to supply gas to our customers, however in some cases shorter terms of 1 to 6 months will be considered for some customers. We normally start taking delivery of the gas from our suppliers within 30 days of signing of a contract.

Contract Types
a. Daily gas sales and purchases
b. Monthly Terms
c. Annual Terms

Purchase Terms and Conditions. We currently invoice our customers between the 10th and 15th of each month, for the previous months gas sales. The customer, in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of our invoice. The documents that are usually submitted to the customer to receive payments are; (a) Commercial Invoice, (b) Gas Pipeline Confirmation, and a (c) Gas Pipeline Report. If there are any imbalances between what was ordered by the customer and what was actually received from the supplier, a reconciliation report is generated to account for the imbalances, and a settlement of the accounts is made to compensate for the differences.

Presently NDR Energy turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days, to invoicing them on a weekly basis. While there are no assurances this will be implemented, management believes that this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices.

MARKETING

Natural gas marketing involves the process of selling of natural gas from the wellhead to the customers.  Our goal is to locate buyers for our natural gas, and ensure a stable supply of natural gas in the market to reach our customers. It also involves purchasing the gas, arranging its transportation, gas storage, delivery and related back office services and accounting to facilitate the sale of natural gas.

NDR Energy has a solid customer base, many years of experience and a wealth of knowledge in the industry to develop a more extensive customer base. We plan to create an aggressive marketing campaign that will allow for the rapid and sustained growth of the Company. Our management is presently researching new opportunities and more potential customers in multiple industry sectors to advance the use of natural gas. We are working towards establishing a strong financial foundation and effective long-term marketing strategies that we believe will help position us to potentially achieve a material increases in sales or market capitalization value.

Electric Utility Customers.
Presently there are reportedly over 3240 utilities in the United States using natural gas for electricity generation or for general distribution to their commercial and residential customers and for other uses. This does not include “private” users of natural gas positioned inside the “city gates” or within the areas of local distribution companies (LDCs). Through NDR Energy we have contracts with 22 of these utilities and we are working on renewing or re-establishing contracts with 12 others previously serviced. These 36 companies represent less than 1.2% of the potential utility market. Our goal is to increase our share to 2.5% to 5% or greater of the utility market.
Through NDR Energy, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Some of the customers we have agreements with include;

• Southern California Gas Company
• Pacific Gas & Electric
• Baltimore Gas & Electric
• Brooklyn Union Gas
• Memphis Light Gas & Water
• Duke (Ohio & Kentucky)
• Nicor Gas
• Michigan Consolidated
• Entergy (Texas and Gulf States)
• CenterPoint Energy Resources
• National Grid

In 2010, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2010. This strategy was only a temporary measure, while we were building greater market share last year.

The high proportionate cost of sales relative to the gross revenues,  is also due in part to purchasing  gas from some suppliers at close to retail cost, using their costly “trade credit”, and associated high financing  costs, added to the gas by some suppliers.

Our goal for 2011 is to become more "profit oriented". We will have a different strategy for procuring our supplies, and the quantities and price points that we sell the product for, to our customers. That's why we’re contracting directly with the gas producers to obtain our supplies from the wellhead. The Company is currently pursuing obtaining its own bank and funding “lines of credit”, instead of using the suppliers “trade credit”,  to purchase the gas.  This will allow us to purchase gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs. This means our cost of sales should significantly decrease, and our pricing structure to our customers will be more flexible, resulting in potentially higher profit margins for the Company.

Expanded Customer Base.
We currently have a very strong and solid customer base of electric utility companies to sell natural gas to. However, to increase our revenues and profits, we are working diligently to grow and expand that customer base by diversifying and adding to its these potential types of customers;

• Federal departments and agencies
• United States Military
• State departments and agencies
• Cities and Municipalities
• Large commercial users
• Large industrial plants and factories

New Profit Centers
We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. Implementing these new profit centers may generate an additional $0.05 to $0.12 in revenue per mcf, of natural gas that we sell to our customers. These services include;

1. Scheduling - tracking nominations, confirmations product movement and verification
2. Gas Nominations - delivery of a specified volume over a defined period of time
3. Capacity Releases - release of transportation capacity on interstate natural gas pipelines
4. Gas Transmission - Delivery via the interstate pipeline system to the Local Utility and customers
5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery
6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts
7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand
8. Gas Trading - physical trading and financial trading, and hedging of gas futures

DISTRIBUTION

Distribution of our natural gas product is managed and transported through the 2.3 million mile intrastate and interstate underground gas pipeline system through the United States. We typically would deliver the gas to the local gas utility, also called a local distribution company (LDC), to delivery points located on large interstate and intrastate pipelines. The local distribution companies will typically transport the natural gas from these delivery points located on the pipelines to households and businesses through thousands of miles of small-diameter distribution pipe.

To further improve our distribution, we have adapted our business strategy to become a more vertically integrated company. This will give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe, but cannot guarantee, this will bring even greater net profits for our Company.

By obtaining our gas at the wellhead through our joint venture with Progas Energy Services and other gas field development ventures, thereby owning our own supply will bring three major benefits to Universal:

1.  First it allows Universal to acquire natural gas reserves from the ground, for a small fraction of the purchase costs that it currently pays to other producers that it currently markets natural gas for.

2. Second it would provide Universal with a source of natural gas of its own at the “producers’ price”, which can be marketed to its major utility gas customers throughout the U.S. While most gas marketers are limited to a 1% to 2% profit on the spread of natural gas prices, (less than 1 cent per mcf),  Universal’s exploration costs for its share of the field is estimated to be less than 10% of the NYMEX price for June 10, 2011, which is $4.78 per mcf, allowing Universal to earn a 90% gross profit, or $4.30 per mcf,  on the spread of gas that it owns in the field, and that it sells into the market place.  This will give, we believe, Universal a distinct advantage in the marketplace and a considerably higher profit margin for gas that is sold to its customers.

3. Third, while many gas marketing companies have to buy gas from third parties; their ability to purchase gas is somewhat subject to availability. Universal will be able to supply the natural gas produced, that  it owns, as well as the natural gas of the other industry partners in the development of the field, such as Progas Energy, who have offered  Universal the right to market their gas.

With this strategy we will be able to become a producer and direct distributor of our own natural gas inventory and manage the transportation and delivery of the supply to our customers throughout the United States.

Gas Delivery Points. We currently ship natural gas to our customers through nearly 41 intrastate and interstate transmission pipelines to various delivery points to our customers nationwide. The information below includes the top 10 of the most utilized of the transmission pipelines/ Delivery Points for our major customers;

1.	Transco - Station 65
2.	Transco - Station 85
3.	SoCal - Citygate
4.	Transwestern - San Juan Blanco
5.	Columbia Gas Transmission (CGT) - Mainline
6.	Natural Gas Pipeline (NGOL) - Midcontinent Pool
7.	Oasis - Katy Interconnect
8.	ANR - Southeast
9.	Texas Eastern Transportation (TETCO) - So. Texas (STX)
10.	El Paso - Blanco Pool

COMPETITION

The natural gas industry in the United States can be very competitive, especially since natural gas is sold as a commodity, similar to pork bellies, corn, copper, oil and other commodities.  After the natural gas it has been processed for sale and distribution to the market, it is basically the same product where ever it is produced. The market for commodities is inherently volatile, which means the price of commodities, including natural gas are sometimes subject to rapid and drastic changes. Most companies that sell natural gas to their respective customers complete primarily on price.

There are several different types of gas marketing companies with different origins from the industry. Many natural gas marketers were originally entities spun off from interstate pipeline companies, while other are made up of entities affiliated with local distribution companies. Some of the top natural gas marketers were originally affiliated with producers, and some entities were also formed from large volume natural gas consumers. The last type is the independent, newly formed entities that represent an estimated 10 percent of top natural gas marketers. Due to their varied experience, some natural gas marketers are active in a variety of energy markets, including the marketing of crude petroleum and electricity.

We do not directly compete with the major gas exploration and production companies. These companies are financially stronger than we are, however they may not able to respond to opportunities and changes in the marketplace as quickly as we may be able to. They usually have very large staffs and high overhead and operating costs.  Our direct competition is primarily limited to the array of small to mid-sized gas marketers. Many of these firms are undercapitalized, and do not have their own gas supply and must obtain their gas supplies from the wellhead, at or near retail prices.

Most companies that sell natural gas to their respective customers complete primarily on price. However, we believe that with our comprehensive strategies to diversify the company, we will not only be able to compete on price, but also mitigate our risks in the marketplace and reposition our competition so that we can compete effectively. These strategies include;

• Acquisitions of small to mid-sized oil and gas producers and marketers to gain market share
• Acquisition of interests in gathering and transportation pipelines
• Vertical integration to manage the supply chain
• Oil and gas field development
• Owning and controlling our own gas supply
• Re-negotiating our existing supply agreements
• Obtaining gas at the producers price
• Aggregation of supply from multiple independent suppliers
• Access to the capital markets
• Offer a diversified energy product mix
• Alternative energy, e.g., solar, biofuels and syngas to balance our portfolio
• Attract and retain quality personnel with incentive and equity based compensation
• Addition of new higher margin profit centers

We believe these strategies will protect us from many of shocks and volatility in the marketplace, and enable us to build a strong, profitable company that can compete effectively for the long-term in the industry.

GOVERNMENTAL REGULATIONS

The oil and natural gas industry is subject to various types of regulation throughout the world. Laws, rules, regulations and other policy implementations affecting the oil and natural gas industry have been pervasive and are under constant review for amendment or expansion. Pursuant to public policy changes, numerous government agencies have issued extensive laws and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production and marketing and midstream activities. These laws and regulations increase the cost of doing business and, consequently, affect profitability. Because public policy changes affecting the oil and natural gas industry are commonplace and because existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other oil and natural gas companies of similar size and financial strength.

Gas Deregulation

In November of 1978, Congress enacted legislation known as the Natural Gas Policy Act (“NGPA”), as part of broader legislation known as the National Energy Act (NEA), which began the process of de-regulating the natural gas industry. The process was completed in  January 1, 1993, when all remaining NGPA “price regulations” were eliminated, allowing the market to completely determine the “price of natural gas”.

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of condensate and oil and natural gas liquids are not currently regulated and are made at market prices.

Historically, federal legislation and regulatory controls have affected the price of the natural gas that is produced and the manner in which the gas that is produced is marketed. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our sales of our own production. Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.

Natural Gas Sales and Transportation

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the FERC. Federal and state regulations govern the price and terms for access to oil and natural gas pipeline transportation. The FERC’s regulations for interstate oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil and natural gas.

FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and release of our natural gas pipeline capacity. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy gas directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

Employees

As of fiscal year end December 31, 2010, the Company had 10 employees.    Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment. We believe that the relationship with our employees is excellent. We regularly use independent consultants and outside contractors to perform various professional services, particularly in the areas of drilling, engineering, field, on-site production services and certain accounting functions.

Executive Officers of Universal Bioenergy and NDR Energy Group LLC

Our executive officers are appointed by, and serve at the pleasure of our Board of Directors. Set forth below is biographical information about each of our executive officers.

Vince M. Guest - President and Chief Executive Officer
Vince M. Guest was appointed as President and CEO on April 14, 2010. He has been a Director of Universal since March 5, 2009.  He has over 25 years of professional management   experience drawn from Fortune 500 firms in the U.S. His experience includes business management, operations, strategic alliances, energy services, organizational development, marketing, commercial real estate acquisitions, corporate finance, and   management of real estate assets with a combined portfolio value exceeding $2.5 billion. He has arranged over $500 million in corporate capital funding and commercial and residential financing. He served as President of AmeriCapital Financial Corporation directing the commercial and residential real estate investment services group for 26 states nationwide. Previously, he served as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. He worked as Director of Engineering for Trammel Crow-Winthrop Management and in management and professional positions at TRW, Citicorp, and Bristol-Myers Squibb.

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations
Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010.  He has over 23 years experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets and arranged over $250 million in investment capital and structured financing.   His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants, for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies and improved their operations and market capitalization value.

Ken Harris – NDR Energy Group - President and Chief Executive Officer
Ken Harris was appointed as President and CEO of NDR Energy Group on April 1, 2011. Ken has 22 years of experience as an Attorney, with experience in business operations, management, negotiations of NAESB supply and purchase contracts, business development, regulatory compliance, operations systems design and organizational development. Mr. Harris has worked as an Attorney with a legal practice covering business transactions, tort litigation, criminal law, personal injury, sports agency management. He also serves as a Founder / Partner with the law firm of Ken Harris and Associates.  Previously he worked as a Founding Partner for Todd, Parham, Harris and Dixon,  a Founding Partner for Harris and Drummond, an Associate with Hoover and Williams, an Associate with Wishart, Norris, Henninger & Pittman, and as a NBA/NFL Sports Agent for Bill Duffy & Associates.  Ken also serves as host of the radio talk show “Law 360” on WGIC Radio in Charlotte, North Carolina. Ken received a B.A in Political Science, and a Juris Doctorate from the University of North Carolina at Chapel Hill. Ken Harris has represented some of the most significant business brands in urban America, and has worked extensively with Magic Johnson Enterprises for over 18 years.

Rickey Hart – NDR Energy Group – Senior Vice President and Business Development Officer
Rickey Hart serves in the position of Senior Vice President and Business Development Officer for NDR Energy Group.  He founded NDR in 2000, and has over 25 years over professional experience, which includes 16 years in the oil and gas industry. His professional industry experience covers operations, marketing, and business development, negotiations of NAESB supply and purchase contracts, sales of natural gas, propane, lubricants and related energy services.  He has also developed new markets for products, sales of pipeline transmission capacity, developed hedge programs, managed sales teams, and developed marketing, sales and promotions programs for many companies during his career. Previously he worked as a General Manager for New Image Consultants, Marketing Manager for SDS Petroleum Products, Account Manager for Texas Liquids and other managerial and professional positions for Jones and Associates, M&S Staff Consultants, and Twentieth Century Fox.

Ray Crooks – NDR Energy Group – Managing Partner and Principal Consultant
Ray Crooks has over 25 years of professional experience in energy services and the gas industry. He provides technical consulting services for NDR Energy’s public and private sector clients in the areas of natural gas planning, gas supply and pipeline management, contract negotiations for NAESB supply and purchase contracts, strategic planning, risk management and cost of service analyses. Ray is a candidate for a Doctorate in Business Administration, (DBA), and holds a Masters in Management Information Systems from Nova Southeastern University, a MBA in Finance from Webber International University, and a B.S. in Business Administration from the University of Central Florida.

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

Our common stock is traded on the OTCBB “Pink Sheets”. The OTCBB “Pink Sheets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB “Pink Sheets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our operations are exposed to market risks that are beyond our control which could adversely affect our financial results and capital requirements.

Our risk management operations are subject to market risks beyond our control, including market liquidity, commodity price volatility caused by market supply and demand dynamics and counterparty creditworthiness. Although we maintain a risk management policy, we may not be able to completely offset the price risk associated with volatile gas prices, particularly in the nonregulated business segments, which could lead to volatility in our earnings.

Further disruptions in the credit markets could limit our ability to access capital and increase our costs of capital.

We rely upon access to both short-term and long-term credit markets to satisfy our liquidity requirements. The global credit markets have experienced significant disruptions and volatility during the last few years to a greater degree than has been seen in decades. In some cases, the ability or willingness of traditional sources of capital to provide financing has been reduced.

Volatility of natural gas and oil prices significantly affects our cash flow and capital resources and could hamper our ability to produce natural gas and oil economically.

Our financial results are highly dependent on the general supply and demand for oil and gas, which impact the prices we ultimately realize on our sales of these commodities. Natural gas and oil prices are volatile, and a decline in prices adversely affects our profitability and financial condition. The oil and gas industry is typically cyclical, and prices for natural gas and oil have been volatile. Historically, the industry has experienced downturns characterized by oversupply and/or weak demand. Long-term supply and demand for oil and gas is uncertain and subject to numerous factors outside of our control.

Estimates of Oil and Gas Reserves are Uncertain

The process of estimating oil and gas reserves is complex and requires significant judgment in the evaluation of available geological, engineering and economic data for each reservoir, particularly for new discoveries. Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors including additional development activity, the viability of production under varying economic conditions and variations in production levels and associated costs. Consequently, material revisions to existing reserve estimates may occur as a result of changes in any of these factors. Such revisions to proved reserves could have a material adverse effect on our estimates of future net revenue, as well as our financial condition and profitability.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations. We may need to attract and retain additional talented individuals in order to carry out our business objectives. The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances by us of dilutive common stock or other securities in the future;
•	the addition or departure of key personnel; and
•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resale in the open market will decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of common stock in connection with acquisitions and other issuances of our common stock may decrease the market price of our common stock.

Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction.  Any future decrease in the net tangible book value of our issued and outstanding shares could have a material adverse effect on the market value of our shares.

As reported in the financial statements, management has issued convertible notes in exchange for cash invested in the Company and conversion of accrued liabilities to related parties. Conversion to common stock cannot occur until six months after the issue date of the notes. As of June 30, 2011 approximately 100,000,000 shares are immediately convertible with another 38,000,000 shares convertible at various dates through September 30, 2011. At December 31, 2010 approximately 39,716,000 shares of common stock were free trading. As of June 30, 2011 approximately 93,000,000 of the approximate 114,153,000 common shares outstanding were free trading shares, a 134% increase in free trading shares during the six month period. Although management believes otherwise, conversion and sale of the above mentioned additional shares could dramatically affect the market value of other free trading shares. Included in the 100,000,000 shares that are immediately convertible are approximately 53,000,000 shares that are issuable to officers of the Company.  Accordingly, sale of these shares is subject to volume restrictions based on the number of class shares outstanding and trading volumes under Section 144.  Due to these trading limitations, it may take some time for management to dispose of these, and other previously owned shares.  Management accordingly believes that the impact of conversion and sale of the above mentioned additional shares on market price is potentially dilutive, but not determinable. It could potentially add value to the Company or it could decrease the value of the Company.

Certain shares of our common stock are restricted from immediate resale.  The lapse of those restrictions, coupled with the sale of the related shares in the market, or the market’s expectation of such sales, could result in an immediate and substantial decline in the market price of our common stock.

Most of our shares of common stock are restricted from immediate resale in the public market.  The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144.  The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed.  The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares.  Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(a) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their Shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stocks.” Penny stocks include any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock; a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of a penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project in which we have devoted resources, it could have a material negative effect on our results of operations.

Our recent and future acquisitions may not be successful.

We expect to continue pursuing selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that any future acquisitions will not dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

•	The possible assumption of material liabilities (including for environmental-related costs);
•	Failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
•	The diversion of management's attention from the management of daily operations to the integration of operations;
•
Difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations, as well as the retention of employees generally;

•	The risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls; and
•	We may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

Oil and natural gas investments are highly risky.

The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative. We cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas, nor can we predict the amount of time it will take to recover any oil or gas we do produce. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.

We  may be required to pay delay rentals to hold drilling prospects, which may deplete our capital.

Oil and gas leases generally must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect. Delay rentals typically must be paid after the first year of entering into a lease if no production or drilling activity has commenced. If delay rentals become due on any property we acquire, we will have to pay our share of such delay rentals or lose its lease on the property. These delay rentals could equal or exceed the cost of the property. Further, payment of these delay rentals could seriously deplete the capital available to fund drilling activities, if and when they do commence.

A substantial or extended decline in oil or natural gas prices may adversely affect our business, financial condition and results of operations.

The price that the we receive for oil or natural gas production from wells in which we have an interest will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. The prices that we will receive for our interests in production and the levels of production depend on numerous factors. These factors include, but are not limited to, the following:

•	changes in supply and demand for oil and natural gas;
•	the price and quantity of imports of foreign oil and natural gas;
•	speculation as to the future prices of oil and natural gas and the speculative trading of oil or natural gas futures contracts;
•	global economic conditions;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories and oil refining capacities;
•	technological advances affecting energy consumption
•	the price and availability of competitors’ supplies of oil or natural gas; and
•	the price and availability of alternative fuels

Oil and natural gas prices have fluctuated dramatically in recent years and will likely continue to be volatile in the future. Lower oil or natural gas prices may not only decrease our revenues but also may reduce the amount of oil or natural gas that may be produced economically from our prospects. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our future interests are subject to numerous environmental, health and safety regulations which may result in material liabilities and costs.

Our future interests will be subject to various federal, state and local environmental, health and safety laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water, the generation, storage, handling, use and transportation of regulated materials and the health and safety of our employees. The operator of wells will be required to obtain environmental permits from governmental authorities for certain operations, including drilling permits for wells. There is a risk that the holder of any such permit will not be at all times in complete compliance with these permits and the environmental laws and regulations to which the operator is subject. If the operator violates or fails to comply with these laws, regulations or permits, the operator could be fined or otherwise sanctioned by regulators, including through the revocation of permits or the suspension or termination of operations. Failure to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons) could impede operations, which could have a material adverse effect on our results of operations and its financial condition.

We could be held liable for all environmental, health and safety costs and liabilities arising out of its actions and omissions as well as those of third-party contractors and operators. To the extent we do not address these costs and liabilities or if it is otherwise in breach of applicable lease requirements, such leases could be suspended or terminated.

In addition, we expect continued legislative, regulatory and judicial attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and natural gas combustion. The U.S. federal government, as well as the U.S. Environmental Protection Agency, are currently considering national greenhouse gas regulation, each having proposed bills or rules which would require or result in greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which we and the end-users of oil and gas products operate could increase our operating costs or adversely affect the demand for natural gas and oil and, as a result, adversely impact our financial condition.

Environmental, health and safety laws are complex, change frequently and have tended to become increasingly stringent over time. Costs of complying with current and future environmental, health and safety laws, and potential liabilities arising from releases of, or exposure to, regulated substances may adversely affect the our results of operations and its financial condition.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities;
•	expend significant cash

These actions could have a material adverse effect on our operating results or the price of our Common Stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase revenue growth.

Our past growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer.

ITEM 2.  PROPERTIES

The principal office of the Company is located at 19800 MacArthur Blvd., Suite 300, Irvine, California  92612.  UBRG owns Universal Bioenergy North America, Inc.  which owns a former biodiesel fuel refinery located in northeastern Mississippi. The former plant is located on 4.3 acres of land at 128 Biodiesel Drive, Nettleton MS 38858.

The principal offices of our subsidiary NDR Energy Group LLC are located at 525 N. Tryon Street, Suite 1600, Charlotte, North Carolina 28277.

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

While the Company is not the subject of an investigation, on April 9, 2010 current management become aware that the Company may have been the recipient of certain assets that may be subject to the disgorgement order in the SEC vs. Abellan, et al case.  Additionally, current management has recently become aware that the conversion of certain notes to preferred stock may have constituted an illegal act since it occurred subsequent to a freeze order issued pertaining to SEC vs. Abellan, et al.  Current and former management assert that they were not aware of the freeze order at the time of the conversion.  Additionally, certain documents and correspondence provided to the SEC pertaining to the conversion document indicate that the conversion was being negotiated prior to the date of the freeze order.  The documents and correspondence were provided to the SEC in response to a subpoena issued in an informal investigation of another company.  The Company was not the focus of the informal investigation.  The docket currently shows the status of the Abellan case as “terminated”, leaving Company counsel to believe that further action by the SEC against the Company is possible but unlikely.  The potential financial effects of this are more thoroughly discussed in Note 10 to the financial statements.

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

At December 31, 2010, there were 77,247,517 shares of common stock of Universal outstanding and there were approximately 33 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$.09	$.04
Second Quarter (April – June 2010)	$.11	$.04
Third Quarter (July – September 2010)	$.07	$.04
Fourth Quarter (October – December 2010)	$.10	$.03

Periods	High	Low
Fiscal Year 2009
First Quarter (January – March 2009)	$.022	$.021
Second Quarter (April – June 2009)	$.033	$.028
Third Quarter (July – September 2009)	$.13	$.106
Fourth Quarter (October – December 2009)	$.064	$.06

On June 3, 2011, the closing bid price of our common stock was $0.061.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Recent Sales of Unregistered Securities

2011
On February 10, 2011, the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements.

On February 14, 2011, the Company issued 2,500,000 shares to a consultant in accordance with their consulting Agreement.

On February 15, 2011, the Company converted three of its Notes payable, dated 4/26/10, 5/25/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 shares of  common stock.   This conversion of debt reduced our notes payables of $21,750.

On February 15, 2011, the Company converted three of its Notes payable dated 4/26/10, 5/25/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000  shares of common stock.    This conversion of debt reduced our notes payables of $21,750.

On February 15, 2011, the Company issued 1,000,000 shares of common stock to a consultant in accordance with their Agreement.

On March 7, 2011, the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000  shares of  common stock  This conversion of debt reduced our notes payables of $32,000.

On March 14, 2011, the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000  and issued 5,600,000 shares of  common stock.   This conversion of debt reduced our notes payables of $28,000.

On March 22, 2011, the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 shares of  common stock.  This conversion of debt reduced our notes payables of $15,350.

On June 24, 2011, the Company converted four  of its Notes payable dated 7/4/09, 2/16/10, 3/30/10 and 5/25/10 for a combined of $146,600 and issued 8,635,555  shares of common stock.    This conversion of debt reduced our notes payables of $146,600.

2010

On March 26, 2010, the Company issued 750,000 common shares to James Michael Ator for settlement of his outstanding employment agreement.

On March 26, 2010, the Company issued 300,000 common shares to an Employee in accordance with the terms of his employment agreement.

On April 12, 2010, the Company issued 5,000,000 common shares for the acquisition of NDR.

On September 13, 2010, the Company converted two of its Notes payable dated 11/22/09, for a total of 2,000,000 to shares of our Common Stock.   This conversion of debt reduced our notes payables of $45,000 and $6,157 in accrued interest with a total reduction of $51,157.

On September 15, 2010, the Company issued 5,233,450 common shares to related parties in accordance with the terms of their employment agreements.  The stock was trading at $.06 and the Company expensed $314,007 for the issuance of shares of stock.

On October 5, 2010 the Company converted one of its Notes payable, for a total of 24,559,067 to shares of our Common Stock.   This conversion of debt reduced our notes payables of $184,000, and the Company expensed $494,752.

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

Summary of Statements of Operations of UBRG

Year Ended December 31, 2010 and 2009

Statement of Operations Data	For the Years Ended
	December 31,
	2010	2009

Revenues	$41,320,647	$-
Cost of Sales	41,273,543	$-
Operating and Other Expenses	(2,045,522)	(1,872,448)

Net loss attributable to noncontrolling interest	(53,029)	-

Net Loss attributable to Universal	$(1,947,962)	$(1,872,448)

Balance Sheet Data:	For the Years Ended
	December 31,
	2010	2009

Cash	$-	$2,819
Total Assets	13,260,731	295,919
Current Liabilities	13,096,803	849,841
Non Current Liabilities	213,355	-
Total Liabilities	13,310,158	849,841
Working Capital (Deficit)	(239,309)	(553,922)
Shareholders' (Deficit) Equity	$(49,247)	$(553,920)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s this Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Pink Sheets under the trading symbol “UBRG”. Universal Bioenergy Inc. was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

Our primary business focus is the production, marketing and sales of natural gas, oil and alternative energy.  Through our subsidiary, NDR Energy, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions, the most recent of which was NDR Energy Group LLC.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina.  NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 22 major utility companies in the U.S, with strong Standard & Poor’s credit ratings. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate  increasing revenues and solid earnings for the long-term growth of our Company. By building on our successes in 2010, we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies;

Mergers and Acquisitions. We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, petroleum and alternative energy industries. This may also include liquefied natural gas (LNG), compressed natural gas (CNG), and solar thin film technologies, wind, biofuels, syngas and acquisitions of patented energy technologies.

Vertical Integration. We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to our customer.

Oil and Gas Field Development. We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells and lease acquisitions. We especially have a high level of interest in the development of    existing fields whereby we can re-enter previously drilled capped wells to extract the oil and gas using new drilling/extraction methods and techniques. Fields with previously drilled capped wells would be of highest priority for us, since they had been “proven wells” before, and would therefore have lower development costs and lower associated financial risks.

Own Our Oil and Gas Supply. We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories, to market and distribute directly to our growing customer base.

Increase Operating Income. We intend to increase our operating income and earnings by obtaining our gas at the wellhead at the producers’ price, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Corporate Finance

Accounts Receivables. We are currently seeking to obtain additional accounts receivable financing and commercial letters of credit to significantly improve our revenues and profits for the purchase and sale of natural gas. We currently invoice our customers between the 10th and 15th of the month, for the previous months gas sales. The customer in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of our invoice.

Presently NDR Energy turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days, to invoicing them on a weekly basis. While there can be no guarantees, management believes that, if implemented, this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices. This change coupled with the use of an accounts receivables factoring line will give NDR Energy the ability to purchase gas from our suppliers at larger discounts, thereby increasing the overall profit margin to as much as $0.07 to $0.20 per mcf (MMBtu) in the sale of gas to our existing customers.

The growth and position of NDR Energy will be further enhanced once the company is able to sell off its account receivables. NDR will then have the ability to purchase and sell gas more often, for example, on a daily and weekly basis instead of just on a monthly basis or longer. This would also allow us to generate more accounts receivables and purchase even larger quantities of gas. The profit margins for the sales of gas on the daily “Spot Market” and the weekly sales of gas is significantly higher, by as much $1.00 to $5.00 or more in the winter months than the margins on the NYMEX futures market. Therefore, it is critical that NDR Energy have access to accounts receivables (AR) funding line and Letters of Credit so it may take advantage of opportunities and discounts to sell gas on the daily and weekly time frames. It will also enable NDR to develop new gas supplier relationships and agreements with better terms, conditions and less restrictive repayment policies. There can be no assurances that these objectives can be attained.

Recent Developments and Significant Accomplishments

Progas Energy Services Inc. - Oil and Gas Field Development
On December 10, 2010, we signed an agreement with Progas Energy Services Inc., of Texas. The agreement is a joint venture between "Texas Gulf Oil & Gas", Universal's new subsidiary, and ProGas, to jointly develop the Northwest Premont Oil & Gas Field, located in Texas’s Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 115 oil and gas wells from this field.  Progas has developed over 2000 oil and gas wells, and they have over 200 years of combined experience in the oil and gas industry.  According to Progas Energy, the estimated reserves of the field are over 20 million barrels of oil, and over 20 billion cubic feet (Bcf), of gas.

Texas Gulf Oil & Gas Inc.
On December 8, 2010, as part of our plans for growth and expansion, we established a new division known as Texas Gulf Oil & Gas Inc. Its purpose is to develop oil and gas projects, and allow us to be a producer and direct supplier of natural gas, and to manage the transmission and marketing of the product to our major utility customers nationwide.  We will obtain the gas directly from the “wellhead”. We believe that the major benefits to the Company are, greater revenues, higher profit margins, lower product costs, increased assets, and increased competitiveness.

Universal Bioenergy Applies for Listing on the Frankfurt Stock Exchange
On February 8, 2011, Universal Bioenergy announced that it had applied to have its Company's stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany.  The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world, and is the home of the DAX "blue chip" stock market index. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America.

Universal Bioenergy and Progas Energy “Strikes Oil & Gas”
On March 3, 2011, we announced that Progas Energy Services had stuck oil and gas on several wells that it had drilled in Texas. Progas Energy Services is Universal’s joint venture partner in developing an oil and gas field in Jim Wells County, Texas. According to Progas, the field possibly houses 20,000,000 Bbls of oil, with an estimated value of   $1.98 billion based on the, June 10, 2011 NYMEX, West Texas Intermediate (WTI) price of, $95.60, and over 20,000,000 mcf of natural gas, with an estimated value of   $95.60 million, based on the, June 10, 2011 NYMEX price of   $4.78.

Universal Bioenergy Retains Small Cap Consulting GmbH as Advisors
On March 7, 2011, we announced that it had engaged the services of Small Cap Consulting GmbH, based in Travemunde, Germany as their business consultant and advisor in Europe. Small Cap Consulting will coordinate the process to help us obtain final approval for listing on the Frankfurt Stock Exchange, in Germany.  Small Cap Consulting will also provide advisory services in the areas of investor relations, financial communications, media relations, and mergers and acquisitions for the European financial market place.

Universal Bioenergy In Talks For Acquisition of Oil & Gas Properties to Develop In Louisiana
On March 7, 2011, we announced that its key executives and its acquisition team are in talks with representatives to acquire oil and gas properties to develop in Louisiana. While no assurances can be provided as to closing any acquisitions, our acquisition team completed a trip to Louisiana for direct talks and negotiations with representatives of land owners to acquire oil and gas lease rights for a field with several thousand acres of land.

Approval of Stock Dividend
On March 18, 2011, we approved a proposal to distribute a common stock dividend to our shareholders, on a 10 for 1 basis. We will issue one share of common stock, for every ten shares of common stock held by the shareholders of record, as of March 31, 2011.

On June 6, 2011, the Board of Directors passed a new resolution to distribute a common stock dividend to our shareholders on a 10 for 1 basis. This new Resolution cancels and supersedes the previous one for the stock dividend that was approved by the Board of Directors on March 18, 2011. This change was made for legal and administrative reasons, and was conditioned upon final acceptance by FINRA. Therefore, the final documentation for the dividend was required to be modified and re-submitted to Corporate Stock Transfer, (the transfer agent), and to the Financial Industry Regulatory Authority (FINRA) for final notification. We received the final notification and confirmation from FINRA on June 8, 2011 announcing the final approval to distribute the common stock dividend to our shareholders.

We will issue one share of common stock for every ten shares of common stock held by the shareholders of record in accordance with the following information and time frames;

a.	Declaration Date: June 6, 2011 - Date the Board of Directors formally authorized the dividend.
b.
Ex-Dividend Date: June 29, 2011 – The ex-dividend date is set by FINRA. You must have purchased your stock at least one day before the ex-dividend date, (on or before June 28, 2011, the in-dividend date), to be a shareholder of record, and be entitled to the dividend. This allows for three stock trading days prior to the date of record for the settlement of the stock purchase.

c.	Record Date: July 1, 2011 - The dividend shall be distributed only to registered “shareholders of record” on or before this date.
d.	Payment Date: July 8, 2011 – Final date of payment or distribution of the dividend to the shareholders of record.
e.	Freely tradable shares shall be issued to all shareholders holding free trading shares as of the record date.
f.	Restricted shares in a hard certificate shall be issued to all shareholders with restricted shares as of the record date.
g.
No fractional shares will be issued for this dividend. All dividends shall be rounded up to the nearest whole number of shares when fractional shares occur. No cash payments will be made for any fractional shares.

The processing of the stock dividend should be completed by the transfer agent within 2 to 3 days after the payment date. The transfer agent is duly authorized to process the stock dividend and it has all of the instructions to distribute the shares. All un-legended shares will be distributed to the shareholders nominee such as a bank, broker dealer or the Depository Trust Company (DTC) through its partnership nominee CEDE & Company, for distribution to the broker dealers, who will deposit them into the accounts of the beneficial shareholders. Restricted shares shall be issued in a hard certificate form and sent via certified mail to all shareholders with restricted shares as of the record date.

The payment of a dividend in stock instead of cash helps the Company to maintain its cash and still reward our shareholders with a dividend. We feel this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our Company.

Standard & Poor's Initiates Factual Stock Report Coverage on Universal Bioenergy
On April 7, 2011, Standard & Poor’s announced that it has commenced Factual Stock Report coverage our company. S&P’s Factual Stock Report coverage will be accessible on an ongoing basis to the investment community by scores of buy-side institutions, and sell-side firms that utilize S&P research and information platforms daily.  S&P’s Report will be distributed to an estimated 85,000 brokers and financial consultants, scores of global institutional fund managers, and over 24 million self directed online individual investors.  The weekly Report covers the latest pricing, trading volume, recent developments, a financial review, key operating information, Industry and peer comparisons, institutional holdings analysis, Street Consensus and opinions, performance charts, business summary, fundamental data, and news.

Universal Signs Agreement With International Monetary
On April 13, 2011, we announced we signed an agreement to retain the services of International Monetary (“IM”), based in Newport Beach, California, as its investment banking consulting firm. “IM” will also provide strategic advisory services, proprietary investor relations services (IR), financial solutions, debt/equity sources, and advise the Company’s management on other strategic decisions.

Universal’s 2010 President’s Annual Letter To Our Shareholders
On April 29, 2011, management issued its 2010 Annual Letter to Shareholders that covered updates on our operations, finances and future outlook for the shareholders and the investment community. A complete copy of the Letter can be read in the attachment to the Form 8K filed with the SEC on April 29, 2011.

Universal’s NDR Energy Group Awarded $2.8 Million Gas Supply Agreement with Nicor Gas
On May 5, 2011, we announced that NDR Energy Group was awarded a contract to supply natural gas Nicor Gas, one of the nation's largest gas distribution companies. Accordingly to Nicor, Nicor has distributed natural gas for over 50 years, and serves more than 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago.  In 2010, the customer’s parent company reported revenues of over $2.7 billion.  The value of gas to be supplied under the agreement is approximately $2.8 million and it is expected that we will deliver the gas to Nicor later this year.

Universal Signs Letter of Intent with Pacific Rim Native American Investments Corporation
On  June 8, 2011, we announced that we signed a Letter of Intent with Pacific Rim Native American Investments Corporation,  a Native American company for an oil and gas development transaction with, according to Pacific Rim Native American Investments Corporation,   a potential sales value of $500 million to $1 billion over five years.  On June 8, 2011, formal notification of the transaction was filed in a Form 8K with the SEC. If consummated, we would act as Developer and Manager for Pacific Rim for a period of 5 years to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories owned, managed or controlled by Pacific Rim on behalf of many sovereign Indian Nations and Tribes.

According to Pacific Rim, they  presently represent 30 federally recognized sovereign Indian Nations and Tribes who own or control millions of acres of lands in the States of California, Oregon, Nevada, Arizona, Montana and Oklahoma. Universal will also be granted the right to develop alternative energy projects including solar, biofuels and wind projects. Our management will evaluate any existing oil and gas agreements Pacific Rim has with other oil & gas companies to potentially acquire the rights to market the oil and gas from those wells on behalf of Pacific Rim. The terms and conditions of the joint venture are still being negotiated and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed.

Universal Signs Letter of Intent with Indian Odyssey Corporation
On May 9, 2011, we executed a Letter of Intent for a joint venture with Indian Odyssey Corporation, a Native American company for an oil and gas development transaction. We would act as Developer and Manager for Indian Odyssey for a period of 5 years to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories owned, managed or controlled by Indian Odyssey Rim on behalf of several sovereign Indian Nations and Tribes.

According to Indian Odyssey, they presently represent federally recognized sovereign tribes of the Sioux and other Indian Nations and Tribes who own or control lands throughout the U.S. We would also be granted the right to develop alternative energy projects including solar, biofuels and wind projects. Our management will evaluate any existing oil and gas agreements Indian Odyssey has with other oil and gas companies to potentially acquire the rights to market the oil and gas from those wells on behalf of Indian Odyssey. The terms and conditions of the joint venture are still being negotiated and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed.

Universal’s NDR Energy Awarded $3.6 Million Gas Supply Contract with Southern California Gas
On May 16, 2011, we announced that NDR Energy was awarded a contract to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy. Southern California Gas Company is the nation’s largest natural gas distribution utility, with 20.7 million customers. The contract signed on May 12, 2011, is to supply 775 million cubic feet of natural gas with an estimated value of $3.6 million, to the customer for a period of thirty days.

Universal Bioenergy Increases Authorized Shares of Common Stock to 1 Billion Shares
On May 19, 2011, we announced we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares. On May 9, 2011, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State.  This is a long-term strategic move that was planned in June of 2010 to expand our company and benefit our shareholders.

The shares will remain within the corporate treasury until we need to use them. Furthermore, the Board of Directors does not intend to use them for a reverse stock split. We believe our shareholders could receive many benefits starting with an increase in the stock price, more revenues, earnings, greater market valuation of our company, millions of dollars in assets and more liquidity. This action will enable us grow and expand very quickly through some potentially large mergers and acquisitions that we have been working  on for some time, therefore we need to have the shares available to us now, and the flexibility to meet those goals.

Management plans to use those additional authorized shares for acquisitions and needs to be able to respond very quickly to these business opportunities as they become available in the marketplace. Some of these near term projects include the further development of  the North Premont  field in Texas with Progas Energy, the acquisition of some other very large  oil and gas fields, and acquiring interests in gathering and transport pipelines. Some of the acquisition targets are in the $10 to $25 million range and management believes, but cannot guarantee, that these acquisitions could result in significant profits and asset value. The additional authorized shares may also be used for building strategic relationships with other major companies, expanding our product lines and the acquisition of alternative energy patents and technologies.

NDR Energy Awarded $1.9 Million Gas Supply Contract with Keyspan Gas East Corporation
On May 16, 2011, we announced that NDR Energy was awarded a gas supply contract with Keyspan Gas East Corporation. The contract was awarded by a subsidiary of a $21.2 billion international electric and gas utility company, and is one of the largest natural gas distribution utilities in the United States   that provides gas to around 3.5 million customers in its service area.

Gas Purchase Agreement with CenterPoint Energy Resources Corp
On August 11, 2010, NDR Energy, signed a gas purchase Agreement with CenterPoint Energy Resources Corp., a wholly owned subsidiary of CenterPoint Energy Inc., based in Houston, Texas. CenterPoint Energy Inc. reported total revenues of $8.2 Billion, including $3.7 Billion for their National Gas Distributions operations, for the year ended December 31, 2009. CenterPoint Energy Inc., (NYSE: CNP), based on their filings with the SEC, is the nation’s third largest publicly traded  gas distribution company, with 3.2 million natural gas customers in nine states, including Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma, and Texas.

Universal in Talks to Acquire Ownership Interest in Gas Pipelines
On May 12, 2011, we announced that our acquisition team is in talks to acquire an ownership interest in a natural gas gathering company that owns several gas pipelines that are used to transport natural gas from the wells in the Premont Northwest oil and gas field to the main Tennessee Gas Pipeline Tap. The combined value of those pipelines is estimated to be in the tens of millions of dollars, and should bring additional revenue, potential profits and asset value to our company if the contemplated transactions are completed. . No assurances can be provided that any definitive agreement will be executed.

Thermal Coal Mining Operations
Since June of 2011, Management has been in advanced discussions with a company to acquire an interest in a thermal coal production and mining operation in eastern Kentucky. Steam plant power production is reliant on thermal coal. The mining operations are the surface and high wall mining type of operations. Since Universal through NDR Energy Group, already sells natural gas to our customers to generate electricity, this would give us another energy related product to sell to our current and expanding customer base. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the U.S. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the  chemical, polymer and other industries. Additionally, an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas).  If Universal completes the acquisition it could produce potentially millions of dollars in additional revenue and profit for the Company.

NDR Energy Group Signs Agreement with New Horizons Energy Group LLC
On January 7, 2011, NDR Energy, signed an Agreement with New Horizons Energy Group LLC, a natural gas and energy services consulting company based in Mt. Dora, Florida. We will  provide consulting services,  including U.S. natural gas market information, gas scheduling,  gas nominations, daily gas monitoring, capacity release, daily and monthly pipeline balancing, risk management and hedging policy, procurement and management of gas storage assets, and managing operating accounts for designated pipelines. They will also assist with the procurement of natural gas and negotiations of gas purchase contracts.

NDR Energy $36 Million Funding Agreement with Amerisource
On November 29, 2010 NDR Energy signed an agreement with Amerisource Funding of Houston, Texas for Amerisource to provide it with an aggregate $36 million dollar annual revolving funding line, for its future growth and expansion. The agreement was intended to provide us and NDR Energy with accounts receivable financing for an indefinite term. However, according to Amerisource’s management, their company lacks the expertise of financing accounts receivables in the natural gas industry, and has therefore decided not to venture into this market.  This matter is ongoing.

Terminated Agreements

Letter of Interest / Term Sheet with Wells Fargo Capital Finance for $300 Million
On February 22, 2010, NDR Energy signed Letter of Interest / Term Sheet with the Receivables Funding Group of Wells Fargo Capital Finance of Charleston, South Carolina.  The Letter of Interest / Term Sheet was for Wells Fargo to provide NDR Energy with an “Accounts Receivable Financing Facility” with an aggregate of a $300 million dollar annual revolving funding line. The “Accounts Receivable Financing Facility” was intended to provide us and NDR Energy with working capital, and accounts receivable financing for a period of 18 months. On March 19, 2010, we paid Wells Fargo a good faith deposit of $7500.00 to complete the credit approval process and their due diligence. Unfortunately, due to the conservative and restrictive lending policies during the recession, the proposal was terminated, and we were not able to secure the final funding for the “Accounts Receivable Financing Facility”.

ICapital Finance Inc. On June 21, 2010, the Company signed an agreement to retain the services of iCapital Finance Inc., based in Irvine, California. iCapital is a financial services company, specializing in the Micro and Small Cap Public Companies and Middle Market Private Companies offering a wide range of financial advisory services, including; Mergers & Acquisitions, equity and debt financing, strategic advice, and financial consulting. This Agreement has been terminated.

Norcor Technologies Corporation
On July 28, 2010, we executed a Letter of Intent (“LOI”) with Norcor Technologies Corporation (“Norcor”), of Charlotte, North Carolina, upon which we will acquire a major stake in Norcor. The terms and conditions of the acquisition are being negotiated, and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed.   This transaction has been terminated.

Roblex Aviation
On October 25, 2010 the Company signed a definitive agreement for the acquisition of Roblex Aviation Inc., for a purchase price of $10.4 million.  Roblex is a FAA registered, first class air cargo company located in San Juan Puerto Rico, serving the Caribbean market.  In accordance with the provisions of the Agreement, during the due diligence process, we terminated the Agreement on December 14, 2010. We retain the option to consider reviewing Roblex Aviation, for an acquisition, and a new agreement at a later date.

WBH Capital Inc.
 On November 8, 2010, we signed a Letter of Intent with WBH Capital Inc., based in Claremont, California, to form a new joint venture for strategic business acquisitions and development of alternative energy projects. The intent of the "Venture” was to raise up to $200 million in capital for the various acquisitions and projects. The acquisitions, include companies, patents and licensing technologies in the natural and alternative energy industries, including solar, algae based biofuels, wind, tidal, green technology products, and waste to energy projects. This transaction has been terminated.

The Company’s Future Plans and Outlook

New Business Model

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a bold new course for the Company to grow by mergers and acquisitions. Management is planning for expansion, by additional mergers and acquisitions, to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, acquiring 5 to 10 additional new companies in the next 2 to 3 years.

Some  companies being targeted are, natural gas producers  to obtain natural gas  directly from the wellhead,  gas gathering pipeline companies, solar energy companies for polymer based thin film solar cells,   and the acquisition of energy technology patents and licenses. We’re also looking at acquiring natural petroleum and gas assets and properties in Texas, Louisiana and other states. Acquiring interests in properties in these areas will work very well with our strategic plans for Texas Gulf Oil & Gas Inc. and Progas Energy Services. We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring even greater revenues for our company and more value to our shareholders.

Market Expansion
Management believes that there are currently there are 3240 utilities in the United States. Through NDR Energy, we have firm contracts signed with 22 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits.

Forecast of Projected Revenues and Earnings and Market Value

Our primary objective is to exploit changes in the energy market to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major goal is to finding new ways to create more value for, and   maximize the wealth of our shareholders, and bring increased value to our stakeholders and the investment community.   The financial projections presented below are estimates based on Management’s analysis of the present targeted market segments of the energy industry we are involved in, future industry trends, our current and growing customer base, our strategic joint ventures, strategic alliances, and other capital development projects we are pursuing. The financial plan is intended for rapid but controlled growth and required Management to make certain assumptions and estimates.

Focus on Earnings

We achieved a record in sales revenue of $41,320,647, for the year ending December 31, 2010, as compared to $0 for the same period in 2009.  These revenues were generated in only 8 ½ months, from April 12, 2010 through December 31, 2010. In 2010, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2010. This strategy was only a temporary measure, while we were building greater market share, last year.

A major goal for us in 2011 is to focus on increasing earnings and profitability.  As plans for increasing earnings include the following;

• First, we are changing our strategy for obtaining our supplies of natural gas.

• Second, we are negotiating with independent oil and gas producers to obtain our supplies at the wellhead, and aggregating the supply under long-term supply agreements to market to our customers.

• Third, we engaged in a joint venture with Progas Energy Services, to develop the Northwest Premont oil and gas field in Texas. We will obtain our share of the oil and gas from that field, from the wellhead at the producer’s price.

• Fourth, the Company is attempting to obtain more bank funding, lines of credit, and Letters of Credit, as opposed to using the suppliers “trade credit”, to purchase the gas.

• Fifth, we will be re-negotiating our existing supplier agreements to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This should drive our costs down, and potentially produce higher profit margins for the Company.

Value of  Our Customer Contracts
Our customer contracts are a very valuable asset for us. Through NDR Energy, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous  Request for Qualifications (RFQ) or Request for Proposals (RFP) process,  which includes extensive background information on the Company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

The information presented below is a revised conservative estimated projection of our gas sales for 2011. They are not guaranteed, and could be more or less. However, it will give some insight into where we think we could be this year. These projections are for sales of natural gas only and do not include sales of petroleum or any other alternative energy products. Based on these projections, each of our customer contracts would have a potential to generate an estimated $8+ million annually in natural gas sales. We believe, the retail value of each of these contracts could very significant, if someone were to purchase one or more these contracts based on their potential sales value over a period of  5 to 10 years or more.

New Profit Centers

We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. Implementing these new profit centers may generate an additional $0.05 to $0.12 in revenue per mcf, of natural gas that we sell to our customers. These services include;

1. Scheduling - tracking nominations, confirmations product movement and verification
2. Gas Nominations - delivery of a specified volume over a defined period of time
3. Capacity Releases - release of transportation capacity on interstate natural gas pipelines
4. Gas Transmission - Delivery via the interstate pipeline system to the Local Utility and customers
5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery
6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts
7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand
8. Gas Trading - physical trading and financial trading, and hedging of gas futures

Future Capital Funding

To ensure our ability to remain as a going concern, and develop a long-term profitable business, Management is planning to raise additional funds in debt or equity capital to fund the growth of our company. We anticipate using the proceeds to purchase some of the companies we have targeted for future acquisitions, and some for working capital. Management believes, although we cannot guarantee, that we successful in raising additional capital to fund our plans for growth and expansion.

The raising of additional capital through the sale of equity may result in a dilution of the current shareholders interests. However, management anticipates that the shareholders would likely receive greater potential financial rewards by means of a significant increase in the price of the stock, greater market value of the Company, and more liquidity.   Since our management has re-engineered our company by creating more value to it, through its recent acquisitions, and is positioning it to qualify/apply to be listed on another stock exchange, we believe this should make it attractive to more retail and institutional investors. We feel this would be of great benefit to our shareholders.

Universal Energy Services Division

As part of our plans for growth and expansion, we are proposing to establish a new division; we provide energy and facilities services to our existing and growing customer base. The plan  would include marketing and implementing facilities business services, building modernization, energy system retrofits capital improvement projects, facilities systems, energy  supplies, energy management consulting  services, and / cost reduction strategies.  Potential customers would encompass Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients.

Financial Restructuring Plan

On February 25, 2011, the Board of Directors approved a Resolution and a “Financial Restructuring Plan” to reduce debt and improve the Company’s “Balance Sheet”.  The plan calls for our company  to reduce its debt, and convert the balance of the outstanding debt on the Balance Sheet to shares of our Common Stock, to our various Note Holders and creditors. This will result in an additional issuance of shares of our Common Stock that will likely increase the issued and outstanding shares of our Common Stock to an amount exceeding  150 million shares.  Many of the existing Notes carry interest rates that are very high, and that are above the current market rates. The benefit to us is to eliminate the outstanding debt and liabilities owed by our company, reduce interest expenses, enhance our financial position, strengthen the Balance Sheet, and increase our liquidity. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. We believe that this should also be very beneficial to our shareholders.

National Stock Exchange Listing

With our planned growth by mergers, acquisitions, and future revenues, our management is evaluating and positioning our company to potentially qualify, and apply to be listed on a major national stock exchange, which stock exchanges list similarly situated alternative energy technology companies, such as NASDAQ, NYSE Amex Equities, or others.  Management believes that, if we can successfully position our company to qualify to meet the listing requirements for one of the stock exchanges, it would greatly increase our market value, and should make it attractive to more retail and institutional investors.  We also feel this would be of great benefit to our shareholders. No assurances can be provided that this aspect of our long-term business plan will be achieved.

Corporate Governance and Management

Amendment to Company’s Articles of Incorporation

On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation. The information regarding the Amendment was fully disclosed in a Form 8K that was filed on for the quarterly periods ending June 30, 2010 and September 30, 2010.   A complete copy of the Amendment is attached as Exhibit 99.1 the Amendment incorporated the following changes;

a.	Increased the number of authorized shares of the Company’s common stock from 200,000,000 to a total of 1,000,000,000 shares.
b.	Grant to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of common stock and preferred stock without any shareholder action or approval.
c.	Grant to the Board of Directors the full right and authority to change the name of the Corporation at a future date without out any shareholder action or approval.
d.
To authorize that each Director shall be elected to serve for a minimum period of  one  year, and up to three  years, or shall serve until his successor is elected and qualifies.  Directors need not be stockholders.

Our Beneficial Shareholders

At December 31, 2010, there were 77,247,517 shares of our Common Stock issued and outstanding and there were approximately 33 shareholders of record of our common stock on the records of our transfer agent. See Part II, Item 5. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 95.33 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades, that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 4000.

Management Incentive Programs
The Company has an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the “economic value added”,  that they bring to the Company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share,  market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to the Company. Since management has deferred most or all of their compensation, provisions have been made to issue them long-term Notes for their salary, with the option to convert the Notes into to common stock of the Company.

Our present management team inherited a development stage  company that in  previous years  had no revenue, earnings, limited operations, and very little volume and liquidity in its stock. They built a good, solid operating company, with strong revenues in a short period of time, during the worst economic downturn the United States has experienced since the “Great Depression”. They managed to turn around a small development stage company with no revenues, built an operating company, and generated revenues in excess of $41 million, all in less than one year.

Universal Bioenergy North America
Discontinued Operations
Universal Bioenergy North America, Inc., (UBNA) is an operating subsidiary of our company. Our company UBNA owned a biodiesel refinery in located in Nettleton, Mississippi. We have generated no revenues from the subsidiary, Universal Bioenergy North America, Inc., as the refinery was not in production as of December 31, 2010. Due to the current state and future outlook of the biodiesel market, Management decided to dismantle the refinery, and engaged an outside contractor to complete the work.

On March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery in Nettleton, Mississippi.   The plant was dismantled due to the following reasons; (1) the current negative economic climate, (2) the collapse of the biodiesel  market in 2009 and 2010, (3) the market operating at 10% to 17% capacity, (4) a glut of idle biodiesel plants on the market and  bankrupt producers, (5) the negative future market outlook, (6) the estimated cost of over $500,000 to restart the plant, (7) potential legal liabilities, (8) lack of a clear and strong U.S energy policy, (9) lack of consistent federal government support, tax credits and subsidies, (10) inability of biodiesel to  effectively compete against petroleum diesel, (11) low profit margins, (12) and the volatility and high cost of feedstocks.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2010 compared to December 31, 2009

Review and Analysis of Current Results of Operations

Revenues

With a business plan focused on  producing revenues, current management has created significant value and  since the acquisition of NDR Energy on April 12, 2010, when previously there were no revenue generated in the prior 2 to 3 years. Our primary revenues from this period are from the sale of natural gas.    Our revenues for the twelve months ended December 31, 2010 were $41,320,647 as compared to $0 for the same period in 2009. Our Cost of Sales for this period was $41,273,543. This has resulted in a reduced gross profit margin for this period of just $47,104.  The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and additional high financing and factoring costs added to the gas by the suppliers.   Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby significantly   increasing our the gross profit.

Additionally, in 2010, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2010. This strategy was only a temporary measure, while we were building greater market share, last year.  See the sections “New Business Strategy”, “Focus on Earnings” and “New Profits Centers” above.

We incurred losses of $1,947,962 for the twelve months ended December 31, 2010 and $1,872,488 for the same period in 2009. Our accumulated deficit since our inception through December 31, 2010 amounts to $16,725,422. We issued 5,983,450 of common shares for services with an aggregate fair value of approximately $332,007 that was included in the $1,251,674 in general and administrative expenses for the twelve month period ended December 31, 2010. Excluding the value of the common shares of $332,007 from the general and administrative expenses of $1,251,674 would reduce the actual net G&A expenses to $919,667.  We also incurred interest expenses of $589,582. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $921,859,  would  correspondingly reduce our net loss of $1,947,962 to an adjusted  net loss of $1,026,103 for the period ending December 31, 2010. Based on an adjusted net loss of $1,026,103 this loss equals only 2.48% of our total revenues of $41,320,647for the period ending December 31, 2010.

Operating Costs and Expenses.
Our Cost of Sales for the twelve months ended December 31, 2010 were $41,273,543 as compared to $0 for the same period in 2009.  Our primary operation is the marketing of natural gas to our major customers nationwide. Our general and administrative expenses for the twelve months ended December 31, 2010 were   $1,251,674 as compared to $1,858,309 for 2009.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We reduced our total operating expenses from $1,858,309 for the period ending 2009, by a total of $524,491, or by 28.22%, to $1,333,818 for the period ending December 31, 2010. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Assets
Our “total assets” have increased by $12,964,812, or 4381.21% to $13,260,731 for the period ending December 31, 2010, compared to $295,919 for the same period in 2009. Some of that was long-term physical assets, however most of those assets are supplies of natural gas that we purchased from our suppliers, and held as inventories to sell to our customers. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas to its 22 electric utility customers through NDR Energy. Our revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability and future growth of  are largely dependent on a number of factors including,  the prevailing and future prices for natural gas,  which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions,  and competition from other energy sources.

Working Capital
Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $239,309  for the period ending December 31, 2010, as compared to a working capital deficit of $847,022 for the period ending December 31, 2009. This reduced our working capital deficit by $607,713 or by 71.75%. The ending deficit was due to the acquisition of NDR Energy, the amount of funds borrowed from our creditors, purchase of gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accounts payable and accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending December 31, 2010 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the twelve months ended December 31, 2010 and 2009 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the twelve months ended December 31, 2010 was ($306,409) as compared to ($96,826) for the twelve months ended December 31, 2009.  The increase was primarily attributable to the costs associated with the launch of NDR’s natural gas operations.

Cash Flows from Investing Activities

Cash use in investing activities for the twelve months ended December 31, 2010 was $21,386 as compared to $0.00 for the twelve months ended December 30, 2009.   The increase was related to the purchase of fixed assets of $13,094 and $38,000  in the sale of property and equipment.

Cash Flows from Financing Activities

Our cash provided by financing activities for the twelve months ended December 31, 2010 was $282,204  as compared to $99,645 for the twelve months ended December 30, 2009.   The proceeds were from a series of convertible notes payables.

Liabilities / Indebtedness
Current liabilities increased to $13,096,803  for the twelve months ended December 30, 2010, compared to $849,841 for the same period in 2009. This was primarily due to a $12,840,604  increase in accounts payable from the purchase of supplies of natural gas, accrued expenses and some costs incurred as part of the NDR Energy acquisition.  Our long term liabilities are $213,355 for the period ending December 31, 2010, compared to $0.00 for the period ending December 2009.   This was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

Debt

Convertible Debt
In its efforts to expand and grow, the Company has issued debt instruments  to borrow funds from various persons and entities  to raise capital. These are long-term Notes with various rates and maturities, that have features to allow the Note Holder to convert them into common stock of the Company in lieu of  receiving payment in cash.

Many of these have above market interest rates, and high price conversion discounts rates to market, for the following reasons at the time they were issued;

a.	Universal was considered a development stage company, with a limited operating history, and hadlimited revenues and earnings
b.	The lenders that accepted a Note, with deferred payments to convert to high risk penny stock, for thecash obligation, felt they were taking an extremely high risk
c.	The lenders concern about the historically high inherent risks in penny stocks
d.	The lenders concern about the lack of liquidity and limited trading volume in the Company’s stock.
e.	The lenders concern about the volatility of the stock price at that time
f.	A significant price discount to market was required by them to offset declines in the stockprice to cover the risk of partial or even total loss
g.	The lenders had very limited collateral for their loans to the Company
h.	Many of the Notes were issued when the Company’s stock was trading in the 2 cent to 3 cent range
i.	The loans were made on the best possible terms we could get from the lenders at that time, because of thehigh risks.

Due to these factors the Board of Directors approved the conversion prices for the  Notes in a range of  $.005 to $.05 per share.

On July 4, 2009, we sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. This note was converted to 2,000,000 shares of common stock and is no longer due.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  This note was converted to  941,176 shares of common stock and is not longer due.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  This note was converted to 1,058,824 shares of common stock.

On February 16, 2010, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. This note was converted to  650,000 shares of common stock and is no longer due.

On March 30, 2010, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. This note was converted to  430,000 shares of common stock and is no longer due.

On April 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On April 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.03.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On May 24, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On May 24, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On May 25, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest.  This note was converted to 5,555,555 shares of common stock and is no longer due.

On June 30, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.03. The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On July 15, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On July 15, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest.  The holder has the right to convert the note to common stock The Note can be converted at $.03.   The conversion rate was subsequently reduced to $.005 per share through Board of Directors resolution.

On August 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.03.

On August 30, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.

On August 30, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.05.

On September 27, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest.  The holder has the right to convert the note to common stock.  The Note can be converted at $.005.

On November 23, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On December 3, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.02.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.01.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with an Employee, for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.02.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On January 18, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On January 19, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest.  The holder has the right to convert the note to common stock. . The Note can be converted at $.005.

On February 23, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest.  The holder has the right to convert the note to common stock. . The Note can be converted at $.005.

On February 25, 2011 we entered into a six (6) month convertible Promissory Note with a non-related creditor for $9,400 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.02.

On March 10, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On March 14, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On March 28, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $72,500 at 10% interest.  The holder has the right to convert the note to common stock. The Note can be converted at $.005.

If all of these Notes were converted to common stock it could result in the potential issuance of  an estimated  137,445,000 shares over several years. This would result in a dilution of  the proportional or percentage of ownership of the shareholders, however we do not believe the value of the shareholders stock would be adversely affected. This is evident by the fact that at the end of December 31, 2010, the Company had 77,247517 shares outstanding and the closing price was $0.0591. However, the current outstanding shares having been increased by a total of 48,320,866 shares since then, including the recently issued stock dividend,  to 125,568,383 shares, and the result has been the average daily trading stock volume has increased to over 1.99 million shares, and the stock has been trading as high as $0.1091 in May 2011, and closed at $0.076 on June 31, 2011.

The lenders have been very cooperative with us and have a vested interest as stakeholders to see the Company grow and prosper. Many have had the opportunity to convert their Notes into stock, however most have not done so, and  have expressed a preference to be paid in cash rather than in stock. The Company  has the right to re-negotiate the terms and conditions of the Notes, including the raising the conversion prices, if the stock price rises considerably and consistently over time, on terms that would be more favorable to the Company and its shareholders. It could take several years to convert all of the Notes to stock if all of the lenders requested it. It’s  possible that some may never convert their Notes to stock and may take cash only, when the Company is in the best position to settle the obligation on a cash basis.

In an effort to build a strong operating company, the officers and some employees of the Company have decided to defer taking their salaries and  bonuses for the last few years, and have become creditors of the Company. They have effectively loaned their money to the Company, and allowed the Company to re-invest it for its growth and expansion. The Company has issued them convertible Notes to reflect these liabilities. This has reduced some of the need from borrowing from outside creditors. They have also taken on the very same risks upon themselves as the outside lenders and creditors. By their deferring their salaries, and having them re-invested in the Company, also reflects their faith in the future long-term growth prospects of the Company. Additionally, the officers would prefer to be paid in cash also as opposed to stock, and have not converted their Notes. If the officers ever elect to convert their Notes into common stock, the shares may be subject to Rule 144 restrictions as control securities when selling them into the market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10Q, Annual report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with commodity prices and interest rates. Commodity price risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. Interest-rate risk results from our portfolio of debt and equity instruments that we issue to provide financing and liquidity for our business activities.

Commodity Price Risk
Our most significant market risk relates to the prices we receive for our oil and natural gas production.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the production  of oil and gas in the U.S. and Canada. Pricing for oil and gas production has been volatile and unpredictable for several years. See “Item 1A. Risk Factors.”

Interest Rate Risk
We are subject to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to (i) changes in market interest rates reflected in the fair value of the debt and (ii) the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on prevailing market interest rates.

As of December 31, 2010, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 8.  FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

S.E.Clark & Company, P.C.

Registered Firm:  Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders
Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheets of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Bioenergy, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 13  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
June 30, 2011

742 N. Country Club Road, Tucson, AZ 85716  (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED BALANCE SHEET

ASSETS: (Substantially pledged)	December 31,
	2010	2009

CURRENT ASSETS:
Cash	$-	$2,819
Accounts receivables from Natural Gas Sales	12,854,494	-
Other loans	3,000	-
Total current assets	12,857,494	2,819

PROPERTY AND EQUIPMENT - net	136,567	290,000

OTHER ASSETS:
Advances to affiliates	10,050	-
Intangible assets	250,000	-
Deposit	6,620	3,100
Total other assets	266,670	3,100

TOTAL ASSETS	$13,260,731	$295,919

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable to Natural Gas Suppliers	$12,840,604	$-
Other accounts payable and accrued expenses	182,411	720,649
Accrued interest	28,985	5,141
Line of Credit DFS	12,304	-
Advances from affiliates	32,500	54,050
Convertible note payable	-	70,000
Total current liabilities	13,096,803	849,841

Long term convertible notes payable	213,355	-

TOTAL LIABILITIES	13,310,158	849,841

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, 0 issued and outstanding shares
December 31, 2010 and December 31, 2009, respectively	-	100
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
December 31, 2010 and December 31, 2009, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
77,247,517 and 39,405,000 issued and outstanding as of
December 31, 2010 and December 31, 2009, respectively	77,248	39,405
Additional paid-in capital	16,651,544	14,183,802
Noncontrolling interest	(53,029)	-
Accumulated deficit	(16,725,422)	(14,777,460)
Total stockholders' deficit	(49,427)	(553,922)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,260,731	$295,919

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009

REVENUES	$41,320,647	$-

COST OF SALES	41,273,543	-

GROSS PROFIT	47,104	-

OPERATING EXPENSES:
General and administrative	1,251,674	1,858,309
Sales and marketing	80,617	-
Depreciation expense	1,527	-
Total operating expenses	1,333,818	1,858,309

LOSS FROM OPERATIONS	(1,286,714)	(1,858,309)

OTHER INCOME (EXPENSE):
Other income	2,574	2
Interest expense	(589,852)	(14,141)
Total other expense	(587,278)	(14,139)

LOSS FROM CONTINUING OPERATIONS	(1,873,992)	(1,872,448)

LOSS FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	(127,000)

NET LOSS	(2,000,992)	(1,872,448)

Net loss attributable to noncontrolling interest	(53,029)	-

NET LOSS ATTRIBUTABLE TO UNIVERSAL	$(1,947,962)	$(1,872,448)

NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.04)	$(0.06)

Weighted average of shares outstanding	55,327,360	30,082,151

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss attributable to Universal	$(1,947,962)	$(1,872,448)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	1,527	-
Non controlling interest	(53,029)	-
Common stock issued for compensation	332,007	736,400
Common stock issued for services	-	380,000
Amortization of Beneficial conversion features	178,975	9,000
Common stock issued for interest expense	380,876
Loss from sale of equipment	127,000
Changes in assets and liabilities:
Accounts recievables	(12,854,494)	-
Prepaid expenses and other current assets	2,590	-
Accrued expenses	622,792	650,222
Accounts payable	12,903,309	-
Net cash used for operating activities	(306,409)	(96,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,094)	-
Proceeds from sale of equipment	38,000	-
Deposits	(3,520)	-
Net cash provided by investing activities	21,386	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliate	(13,050)	-
Proceeds from line of credit	12,304	29,645
Proceeds from notes payable	282,950	70,000
Net cash provided by financing activities	282,204	99,645

INCREASE IN CASH	(2,819)	2,819

CASH, BEGINNING OF YEAR	2,819	-

CASH, END OF YEAR	$-	$2,819

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,157	$5,141
Taxes paid	$-	$-
Issuance of common stock for the conversion of debt	$392,726	$480,000
Common stock issued for intangible assets in acquisition	$250,000	$-
Convertible notes issued for accrued liabilities	$1,343,543
Beneficial conversion feature of convertible notes payable	$1,149,975	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

							Additional
	Common Stock		Preferred A		Preferred B		Paid-in	Noncontrolling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

BALANCE AT DECEMBER 31, 2008	21,525,000	$21,525	100,000	$100	232,080	$232	$12,976,282	$-	$(12,905,012)	$93,127

Common stock issued for services @$.035	8,800,000	8,800					299,200			308,000

Common stock issued for services @$.105	4,080,000	4,080					424,320			428,400

Common stock issued for services and note conversion @ $.096	5,000,000	5,000					475,000			480,000

Beneficial conversion feature of convertible notes payable							9,000			9,000

Net loss	-	-	-	-	-	-	-		(1,872,448)	(1,872,448)
BALANCE AT DECEMBER 31, 2009	39,405,000	39,405	100,000	100	232,080	232	14,183,802	-	(14,777,460)	(553,922)

Common stock issued for compensation @$.06	300,000	300					17,700			18,000

Common stock issued for debt conversion @$.06	750,000	750					156,819			157,569

Common stock issued for acquisition @$.05	5,000,000	5,000					245,000			250,000

Common stock issued for debt conversion @$.025	2,000,000	2,000					49,157			51,157

Common stock issued for compensation @$.06	5,233,450	5,233					308,774			314,007

Common stock issued for debt conversion @$.0075	24,559,067	24,559					159,441			184,000

Beneficial conversion feature of convertible notes payable							1,149,975			1,149,975

Common stock issued for interest expense							380,876			380,876

Noncontrolling interest								(53,029)		(53,029)

Preferred stock surrendered to treasury			(100,000)	(100)						(100)

Net loss	-	-	-	-	-	-	-		(1,947,962)	(1,947,962)
BALANCE AT DECEMBER 31, 2010	77,247,517	$77,248	-	$-	232,080	$232	$16,651,544	$(53,029)	$(16,725,422)	$(49,427)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California.  Our primary business focus is the production, marketing and sales of natural gas, oil and alternative energy.  We sell natural gas to public utilities, electric power producers and local gas distribution companies.  We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin. The plant is located in Nettleton, Mississippi. UBNA and UB are hereafter referred to as (the “Company)”.

In October 2007, UBNA entered into a Purchase Agreement with UBRG. In October 2007, UBRG, a then shell corporation, acquired UBNA. On October 24, 2007, the Company changed its name to Universal Bioenergy Inc. to better reflect its business plan at that time. The purchase was consummated on December 6, 2007.

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement  in which Universal Bioenergy purchased a 49% Member Interest (See Note 9: Acquisition). NDR Energy Group markets energy and fuel such as natural gas, and transportation of petroleum fuels.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

NOTE  2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of natural gas at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.

Management has considered the various factors discussed in ASC 605-45-14-4-c and ASC 605-45-45 and believe that our natural gas purchase and sale transactions are appropriately reported gross rather than net.  Generally we are the primary obligor in the arrangement, we have latitude in establishing price, we have discretion in supplier selection, and we have credit risk in the event our customer defaults on the transaction.  Additionally, our supplier is not the primary obligor in the arrangement and the amount we earn is not fixed.  Those transactions where the Company operates as an agent or broker for either the supplier or the customer at a fixed fee are reported net.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010 and 2009 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740").  ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material consolidation on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASB Accounting Standards Codification to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Losses available for common shareholders	$(1,947,962)	$(1,872,448)

Weighted average common shares outstanding	(55,327,360)	(30,082,151)
Basic loss per share	$(.04)	$(.06)
Fully diluted loss per share	$(.04)	$(.06)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 4 - EQUITY

On November 3, 2007, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 77,247,517 are issued and outstanding as of December 31, 2010.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there were 100,000 series A issued and 232,080 series B issued and outstanding, respectively, as of December 31, 2009.  On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company and the preferred stock is now recorded as treasury stock until the company cancels the shares.  On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding of that date.

On May 19, 2011, we announced we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares.

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

Preferred Stock

The Company authorized an aggregate of 1,000,000 shares of preferred series A shares at a $.001 par value and preferred series B shares.

Series A

There are no Preferred Series A shares outstanding as of December 31, 2010.

Voting Rights. Except as otherwise provided herein and as otherwise required by law, each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock.

Liquidation. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the current value per share (based on the consideration paid or valued upon initial receipt of the Preferred Stock) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.  A Change of Control Transaction shall not be treated as Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record Holder.

Conversions at Option of Holder. Each share of Preferred Stock shall be convertible into that number of shares of Common Stock (subject to the limitations set forth in Section 5(c)) determined by issuing one (1) share of Common Stock of the Corporation for every share of Preferred Stock converted, at the option of the Holder, at any time and from time to time from and after the Original Issue Date. Holders shall effect conversions by providing the Corporation with the form of conversion notice attached hereto as Annex A (a “Notice of Conversion”). Each Notice of Conversion shall specify the number of shares of Preferred Stock to be converted, the number of shares of Preferred Stock owned prior to the conversion at issue, the number of shares of Preferred Stock owned subsequent to the conversion at issue and the date on which such conversion is to be effected, which date may not be prior to the date the Holder delivers such Notice of Conversion to the Corporation by facsimile (the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion to the Corporation is deemed delivered hereunder. The calculations and entries set forth in the Notice of Conversion shall control in the absence of manifest or mathematical error.  To effect conversions, as the case may be, of shares of Preferred Stock, a Holder shall not be required to surrender the certificate(s) representing such shares of Preferred Stock to the Corporation unless all of the shares of Preferred Stock represented thereby are so converted, in which case the Holder shall deliver the certificate representing such share of Preferred Stock promptly following the Conversion Date at issue.  Shares of Preferred Stock converted or redeemed in accordance with the terms hereof shall be canceled and may not be reissued.

Delivery of Certificate Upon Conversion. Not later than three Trading Days after each Conversion Date (the “Share Delivery Date”), the Corporation shall deliver to the Holder (A) a certificate or certificates which, after the Effective Date, shall be free of restrictive legends and trading restrictions (other than those required by the Purchase Agreement) representing the number of shares of Common Stock being acquired upon the conversion of shares of Preferred Stock, and (B) a blank check in the amount of accrued and unpaid dividends (if the Corporation has elected or is required to pay accrued dividends in cash. If in the case of any Notice of Conversion such certificate or certificates are not delivered to or as directed by the applicable Holder by the third Trading Day after the Conversion Date, the Holder shall be entitled to elect by written notice to the Corporation at any time on or before its receipt of such certificate or certificates thereafter, to rescind such conversion, in which event the Corporation shall immediately return the certificates representing the shares of Preferred Stock tendered for conversion.

Series B

There are 232,080 series B preferred shares issued shares outstanding as of December 31, 2010.  The preferred series B shares are non-voting and have no liquidation preferences.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of December 31, 2010.  Conversion at an implied market rate ($.07 per share) would result in the issuance of approximately 3,314,000 shares of common stock or 4.1% dilution as of December 31, 2010.  The Company does not intend to convert these shares unless receiving written consent from the SEC.  (See Issuance of preferred shares in 2008 below).  For more information on this matter see Note 10

Dividends

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

Options and Warrants:

As of December 31, 2010 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2010, the Company had convertible debentures, for of a total of $1,184,251.  (See Note 7 Convertible Notes Payables).

Common Stock Issued for Services

2010

On March 26, 2010 the Company issued 750,000 common shares to James Michael Ator for full settlement of his outstanding employment agreement, further discussed in Note 11.

On March 26, 2010 the Company issued 300,000 common shares to an Employee in accordance with the terms of his employment agreement.

On April 12, 2010 the Company issued 5,000,000 common shares for the acquisition of NDR.

On September 13, 2010 the Company converted two of its Notes payable dated 11/22/09, for a total of 2,000,000 to common stock.   This conversion of debt reduced our notes payables of $45,000 and $6,157 in accrued interest with a total reduction of $51,157.

On September 15, 2010 the Company issued 5,233,450 common shares to related parties in accordance with the terms of their employment agreements.  The stock was trading at $.06 and the Company expensed $314,007 for the issuance of shares of stock.

On October 5, 2010 the Company converted one of its Notes payable, for a total of 24,559,067 to common stock.   This conversion of debt reduced our notes payables of $184,000, and the Company expensed $494,752.

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

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no cash is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

On November 22, 2009 the Company sold 45,000 units in a private placement for $45,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no cash is paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at an exercise price of 5 cents per share, based on the principal invested.

On November 23, 2009 the Company issued 1,360,000 common shares to Vince M. Guest in accordance with the terms of his employment agreement.

On November 23, 2009 the Company issued 1,360,000 common shares to Solomon RC Ali in accordance with the terms of his employment agreement.

On November 23, 2009 the Company issued 1,360,000 common shares to Richard D. Craven in accordance with the terms of his employment agreement.

Issuance of preferred shares in 2008

On September 18, 2008 the Company converted the following debt to preferred shares:

Converting	Preferred B	Debt & Accrued Interest	Common Stock
Parties	Shares issued	Converted	Surrendered
Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,850	300,000	-
Mortenson Financial, Inc.	100,000	-	(1,000,000)

In September 18, 2008 the Company converted the Notes payables of Lacroix International Holdings, Ltd. in the amount of $1,818,821 of principal and accrued interest for 82,500 preferred Series B shares.

On September 18, 2008 the Company converted the notes payables of Mortenson Financial Ltd. in the amount of $745,991 of principal and accrued interest for 34,000 of preferred Series B shares and converted another note in the amount of $300,000 to 15,850 of preferred Series B Shares.

On September 18, 2008 Mortenson Financial Ltd. converted 1,000,000 common shares to 100,000 of preferred Series B Shares.

The Preferred Series B shares are non-voting.

100,000 shares of Preferred Series A shares were also issued to then management for compensation.  The Preferred Series A shares are voting at the ratio of 300 common shares per one share of preferred. On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company. On July 22, 2011, the Board of Directors cancelled the Series A Preferred Shares, and returned the certificates to the transfer agent.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of December 31, 2010.  Conversion at an implied market rate ($.07 per share) would result in the issuance of approximately 3,314,000 shares of common stock or 4.1% dilution as of December 31, 2010. The Company does not intend to convert these shares unless we receive written consent from the SEC. For more information on this matter see Note 10.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of the years ended December 31, 2010 and 2009 as follows:

	December 31, 2010	December 31, 2009
Equipment	$13,094	$165,000
Land - idle plant	50,000	50,000
Building - idle plant	75,000	75,000
Accumulated depreciation	(1,527)	-

Total	$136,567	$290,000

Depreciation expense for the year ended December 31, 2010 was $1,527.  There was no depreciation expense for the year ended December 31, 2009. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2010.

NOTE 6  - INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price in the NDR acquisition, primarily through the determination of the fair value and remaining useful lives of the respective intangible assets.  Management has accordingly determined that the customer list acquired from NDR has a fair value of $250,000.  Management will annualy reassess the value of this asset by evaluating the present value of the cash flows projected to result from transactions with these customers.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

December 31, 2010	December 31, 2009

On July 9, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at a price of $.05 per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.  Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution.
25,000	25,000

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at a price of $.05 per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.
-	22,500

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit.  The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt.  After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at a price of $.05 per share, based on the principal invested. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS.
22,500

On February 16, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution.	13,000

On March 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution.	8,600

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	6,750

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	6,750

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	10,500

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	10,500

On May 25, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.018 per share per Board of Directors resolution.	100,000

On June 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	32,000

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common at stock $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	4,500

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	4,500

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.03.	36,919

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $0.05.	25,200

On November 23, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock at $.005.	12,000	-

On September 27, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest. The holder has the right to convert the note to common stock at $.005.	50,000

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	28,000

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution.	15,350

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005.	4,800	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02.	16,045	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01.	163,694	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.	164,833	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02.	30,000	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.015.	136,000	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.015	165,000	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.015.	89,014	-

Total long-term note payable	1,184,255	70,000
Less current portion	-	70,000
Less Discount from Beneficial Conversion Feature	(970,900)	-
Long-term portion of note payable	$213,355	$-

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued.  The beneficial conversion feature is amortized over the life of the note using the interest method.

If all of these Notes were converted to common stock it could result in the potential issuance of  an estimated  137,445,000 shares over several years. This would result in a dilution of  the proportional or percentage of ownership of the shareholders, however management does not believe the value of the shareholders stock would be adversely affected.

See management’s discussion of the reasons for the conversion price discounts given in the 10-K pages 45-49.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $2,420,035 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$554,442	$597,075
State	161,279	167,248
	715,721	764,323

Valuation allowance	(715,721)	(764,323)

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2010	December 31, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2010	December 31, 2009

Net operating loss carryforward	$715,721	$764,323
Valuation allowance	(715,721)	(764,323)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $5,986,311 however in accordance with IRC 382 the loss is limited to 49% of the loss carryforward.  The loss is limited due the change in control of at least 50%; therefore this loss of $2,993,156 is available to offset future taxable income through 2028.

NOTE 9 – ACQUISTION

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

The option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which;

Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.  This option was extended to Richard Craven prior to knowledge of the SEC matter discussed below and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC matter. Richard D. Craven asserts that he was not aware of the court order to freeze the assets of the defendants in this matter.

Management determined that the Company was the acquirer in the business combination in accordance with FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither NDR, nor any of the sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company) or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management has not changed during this acquisition.  The Company had no pre-existing relationship and the company included the 2% as part of the purchase price allocation since the 2% ownership interest by Valero Holding, LLC is a related party.

The purchase price paid for the Acquisition was 5,000,000 restricted shares of the Company’s common stock. The shares had a quoted market price of $.05 per share on April 12, 2010 or an aggregate quoted market value of approximately $250,000. Accordingly, the common shares issued and the acquisition was recorded based on the valuation of the stock issued for cash to unrelated third parties during the time frame of the acquisition. The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

The following table summarizes the consideration paid by Universal and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation Consideration:	April 12, 2010
Equity instruments (5,000,000 common shares of Universal Bioenergy, Inc.)	$250,000

Recognized amounts of identifiable assets acquired:
Client List	250,000
Total assets	$250,000
Fair value of total assets	$250,000

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2009 and 2010.

	2010	2009

REVENUES	$51,841,000	$42,877,000

Net Loss	(2,001,000)	(1,978,000)

Net income per share basic and diluted	$(0.04)	$(0.07)

Weighted average of shares outstanding	55,237,360	30,132,151

NOTE 10 – COMMITMENTS AND CONTINGENCIES

DISCOVERY OF FACTS FROM PRIOR MANAGEMENT

On April 9, 2010 management became aware that cash and other assets invested in the Company prior to December 31, 2009 may have been received as a result of illegal activities by persons affiliated with certain current and former shareholders, Lacroix International Holdings Ltd. (Lacroix) and Mortensen Financial Ltd. (Mortensen).  See SEC vs. Abellan, et al, (Case 3:08-CV-05502).   Management also became aware that the Securities and Exchange Commission (SEC) has subsequently obtained an order of disgorgement pertaining to the assets held by Lacroix and Mortensen which currently include shares of preferred and common stock of the Company.

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

The risk of rescission

Management also became aware that the stated September 17, 2008 restructuring of debt to preferred shares was transacted subsequent to a September 11, 2008 injunction obtained by the SEC freezing the assets of Lacroix and Mortensen.  The restructuring accordingly may constitute an illegal act.  Current and former management both assert that they did not receive notice of the freeze and were not aware of the freeze at the time of the conversion.

Current management also became aware that former management was contacted by SEC enforcement pertaining to the above related to an informal investigation of another company.  It should be noted that the Company and its then management were not the focus of the informal investigation.  Documents provided by former management to the SEC establish that the discussions between former management, Lacroix and Mortensen began at least a month in advance of the freeze order.

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

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen.   However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred.  Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio.  Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of December 31, 2010.  Conversion at an implied market rate ($.07 per share) would result in the issuance of approximately 3,314,000 shares of common stock or 4.1% dilution as of December 31, 2010.

On April 10, 2010, current management advised the stock transfer agent to freeze the preferred and common shares of Lacroix and Mortensen held in name or in street name, preventing their further conversion to cash, in accordance with the United States District Court, Western District of Washington at Tacoma, in the court’s “Preliminary Injunction Order”, dated September 11, 2008 in Case No. 3:08-cv-05502 BHS, and its “Order Granting Plaintiff’s Motion For Summary Judgment” dated December 7, 2009.  The Board of Directors of the Company, in accordance with these court orders, has also frozen the option to convert the preferred shares to common stock.  Counsel has advised management that such conversion of preferred shares to common could constitute a further violation of the asset freeze.  In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, who declined to provide clarification or comment.

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

NOTE 11 RELATED PARTY TRANSACTIONS

Effective January 2, 2009 management entered into an employment agreement with James Michael Ator, then CFO, Treasurer, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions which the Company issues the difference in the dilution of the 10% interest on a quarterly basis as per the agreement.  See Note 4 regarding the subsequent full settlement of this obligation.

Effective February 27, 2009 management entered into an employment agreement with Dr. Richard D. Craven, then CEO, President, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions which the Company issues the difference in the dilution of the 10% interest on a quarterly basis as per the agreement.  The Company treats this stock issued in the anti-dilution agreement as stock issued for compensation.  See Note 4regarding the subsequent resignation of Dr. Craven.  The obligation was fully settled through issuance of convertible notes dated December 31, 2010 – See Note 7.

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

On April 12, 2010, the option to acquire the final 2% member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. . The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.   This option was extended to Richard Craven prior to knowledge of the SEC matter discussed above, and current management asserts that they were not fully informed by Richard Craven of his involvement in the SEC matter.  Richard D. Craven asserts that he was not aware of the court order to freeze the assets of the defendants in this matter.

On January 12, 2010 the Company issued 750,000 common shares to James Michael Ator for full settlement of his outstanding employment agreement.  See Note 4 for additional discussion.

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

In September 2010, the President and CEO, Vince M. Guest converted accrued compensation due him under his 2009 and 2010 contracts to two convertible notes payable totaling approximately $184,000, convertible to common stock at a price of $.0075 per share. Approximately 8,962,000 shares of free trading common stock were issued to unaffiliated third parties in conversion of the $67,000 note. Since the market price at the time of conversion to free trading shares was $.05 per share, interest expense of $380,877 was recognized on the transaction. This amount was also reported as “All Other Compensation” in the Summary Compensation Table located in the 10-K.

Additionally, since the market price substantially exceeded the conversion price for the other note, approximating $117,000, a beneficial conversion feature in the full amount of the note was recognized to be amortized over the life of the note. In October 2010 the Company converted the note payable to Mr. Guest to approximately 15,597,000 shares of restricted common stock, issued to unaffiliated third parties. The unamortized beneficial conversion feature of approximately $117,000 was expensed at that time.

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.015.

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.015.

NOTE 12  – SUBEQUENT EVENTS

On February 10, 2011 the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements.

On February 14, 2011 the Company issued 2,500,000 to a consultant in accordance with their consulting Agreement.

On February 15, 2011 the Company converted three of its Notes payable, dated 4/26/10, 5/25/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion.  This conversion of debt reduced our notes payables of $21,750.

On February 15, 2011 the Company converted three of its Notes payable dated 4/26/10, 5/25/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000 common shares for that conversion.  No accrued interest was due on the note upon conversion. This conversion of debt reduced our notes payables of $21,750.

On February 15, 2011 the Company issued 1,000,000 shares of common stock to a consultant in accordance with their Agreement.

On March 7, 2011 the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000 common shares for that conversion. No accrued interest was due on the note upon conversion.  This conversion of debt reduced our notes payables of $32,000.

On March 14, 2011 the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000 and issued 5,600,000 common shares for that conversion. No accrued interest was due on the note upon conversion.  This conversion of debt reduced our notes payables of $28,000.

On March 22, 2011 the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 common shares for that conversion. No accrued interest was due on the note upon conversion.  This conversion of debt reduced our notes payables of $15,350.

On June 24, 2011, the Company converted four  of its Notes payable dated 7/4/09, 2/16/10, 3/30/10 and 5/25/10 for a combined of $146,600 and issued 8,635,555  shares of common stock.    This conversion of debt reduced our notes payables of $146,600.

As reported in these financial statements, management has issued convertible notes in exchange for cash invested in the Company and conversion of accrued liabilities to related parties. Conversion to common stock cannot occur until six months after the issue date of the notes. As of June 30, 2011 approximately 100,000,000 shares are immediately convertible with another 38,000,000 shares convertible at various dates through September 30, 2011. At December 31, 2010 approximately 39,716,000 shares of common stock were free trading. As of June 30, 2011 approximately 93,000,000 of the approximate 114,153,000 common shares outstanding were free trading shares, a 134% increase in free trading shares during the six month period. Although management believes otherwise, conversion and sale of the above mentioned additional shares could dramatically affect the market value of other free trading shares. Included in the 100,000,000 shares that are immediately convertible are approximately 53,000,000 shares that are issuable to officers of the Company.  Accordingly, sale of these shares is subject to volume restrictions based on the number of class shares outstanding and trading volumes under Section 144.  Due to these trading limitations, it may take some time for management to dispose of these, and other previously owned shares.  Management accordingly believes that the impact of conversion and sale of the above mentioned additional shares on market price is potentially dilutive, but not determinable. It could potentially add value to the Company or it could decrease the value of the Company.

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has accumulated losses totaling $16,725,422 from its inception to December 31, 2010.  Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

These factors raise doubt about the ability of the Company to continue as a going concern, if the Company does not continue to raise sufficient amounts of capital.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.   The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of gas reserves.

The negative working capital at December 31, 2010 is a condition experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead from Progas Energy Services and other independent producers at he producers price, and obtain lines of credit and accounts receivable facilities should enable us to greatly improve our cash flow and increase our working capital.

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

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

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

Name	Age	Title

Vince Guest	53	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	48	Senior Vice President, Director

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

Vince M. Guest - President and Chief Executive Officer
Vince M. Guest was appointed as President and CEO on April 14 2010. He has been a Director of Universal since March 5, 2009.  He has over 25 years of professional management   experience drawn from Fortune 500 firms in the U.S. His experience includes business management, operations, strategic alliances, energy services, organizational development, marketing, commercial real estate acquisitions, corporate finance, and   management of real estate assets with a combined portfolio value exceeding $2.5 billion. He has arranged over $500 million in corporate capital funding and commercial and residential financing. He served as President of AmeriCapital Financial Corporation directing the commercial and residential real estate investment services group for 26 states nationwide. Previously, he served as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. He worked as Director of Engineering for Trammel Crow-Winthrop Management and in management and professional positions at TRW, Citicorp, Bristol-Myers Squibb, and Ingersoll Rand.

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations
Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010.  He has over 23 years experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets and arranged over $250 million in investment capital and structured financing.   His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants, for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies and improved their operations and market capitalization value.

Ken Harris – NDR Energy Group - President and Chief Executive Officer
Ken Harris was appointed as President and CEO of NDR Energy Group on April 1, 2011. Ken has 22 years of experience as an Attorney, with experience in business operations, management, negotiations of NAESB supply and purchase contracts, business development, regulatory compliance, operations systems design and organizational development. Mr. Harris has worked as an Attorney with a legal practice covering business transactions, tort litigation, criminal law, personal injury, and sports agency management. He also serves as a Founder / Partner with the law firm of Ken Harris and Associates.  Previously he worked as a Founding Partner for Todd, Parham, Harris and Dixon,  a Founding Partner for Harris and Drummond, an Associate with Hoover and Williams, an Associate with Wishart, Norris, Henninger & Pittman, and as a NBA/NFL Sports Agent for Bill Duffy & Associates.  Ken also serves as host of the radio talk show “Law 360” on WGIC Radio in Charlotte, North Carolina. Ken received a B.A in Political Science, and a Juris Doctorate from the University of North Carolina at Chapel Hill. Ken Harris has represented some of the most significant business brands in urban America, and has worked extensively with Magic Johnson Enterprises for over 18 years.

Rickey Hart – NDR Energy Group - Vice President of Business Development
Rickey Hart was appointed to serve as Vice President of Business Development. He originally founded NDR Energy Group and he has over 25 years over professional experience, which includes 16 years in the oil and gas industry. His industry experience covers operations, marketing, business development, negotiations of NAESB supply and purchase contracts, sales of natural gas, propane, lubricants and related energy services.  He has also developed new markets for products, sales of pipeline transmission capacity, managed sales teams, and sales and promotions programs for many companies during his career. Previously he worked as a General Manager for New Image Consultants, Marketing Manager for SDS Petroleum Products, and other managerial and professional positions for Jones and Associates, M&S Staff Consultants, and Twentieth Century Fox.

Ray Crooks – NDR Energy Group – Managing Partner and Principal Consultant
Ray Crooks has over 25 years of professional experience in energy services and the gas industry. He provides technical consulting services for NDR Energy’s public and private sector clients in the areas of natural gas planning, gas supply and pipeline management, contract negotiations for NAESB supply and purchase contracts, strategic planning, risk management and cost of service analyses. His experience also includes financial analysis for electricity and natural gas systems, energy procurement, gas capacity management,  marketing plans, rate systems design, power supply planning, demand forecasting and developing financing plans for  Municipal Utilities using tax exempt Bonds. He also works as a Principal Consultant and owner of “The New Horizons Energy Group”, an energy management consulting firm. Previously he worked as a Supervising Consultant with Resource Management International, a Bulk Power and Rates Analyst with the City of St. Cloud, Florida and a Supervising Analyst with R.W. Beck and Associates. Ray is a candidate for a Doctorate in Business Administration, (DBA), and holds a Masters in Management Information Systems from Nova Southeastern University, a MBA in Finance from Webber International University, and a B.S. in Business Administration from the University of Central Florida.

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

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with an equal basis.
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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  Based solely upon a review of the copies of the forms furnished to us, while filings for fiscal 2009 were not timely made, as of June 16, 2011, we believe that all required filings under Section 16(a) for fiscal 2010 to date have been made by our officers and directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

General. Effective April 14, 2010 Vince Guest presently serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by, Mr. Richard Craven, who was former management and was the Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vince Guest	2010 2009	174,000 165,000	- -	84,669 219,800	- -	- -	- -	380,877 -	639,546 384,800
Chairman of the Board Chief Executive Officer, Principal Accountant,		-	-		-	-	-	-	-
Solomon Ali Director	2010 2009	174,000 165,000		84,669 219,800					258,669 384,800

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Vince Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2010 and 2009 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
NONE

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vince Guest	0-	0	0-	0	0	0	0
Solomon Ali	-	-	-	-	-	-	-

*           Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
NONE

2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
NONE

2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
NONE

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of June 16, 2011 based on 105,517,517 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Vince M. Guest	Common Stock	4,198,675	3.98%
Solomon R.C. Ali	Common Stock	4,198,675	3.98%
	Common Stock
All Officers and Directors As a Group (2 persons)	Common Stock	8,397,350	7.96%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $ .001, as of December 31, 2010.

On May 19, 2011, we announced we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares.

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

Preferred Stock

The Company authorized an aggregate of 1,000,000 shares of preferred series A shares at a $.001 par value and preferred series B shares. There are no series A issued shares outstanding and 232,350 series B issued shares outstanding as of December 31, 2010.  The preferred series A shares are voting at the equivalent of 300 common shares to each preferred share.  The preferred series B shares are non-voting.

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

Options and Warrants:

As of December 31, 2010 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2010, the Company had 26 convertible notes for a total of $1,188,255.

Transfer Agent

On October 25, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows:

Corporate Stock Transfer 3200 Cherry Creek Drive South, Suite 430, Denver CO, 89009, Telephone (303) 282-4800, Fax (303) 282-5800.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Effective January 2, 2009, management entered into an employment agreement with James Michael Ator, then CFO, Treasurer, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions.  See Note 4 regarding the subsequent settlement of this obligation.

Effective February 27, 2009, management entered into an employment agreement with Dr. Richard D. Craven, then CEO, President, and director, for an annual base pay of $156,000 plus a signing bonus of $100,000 to vest on January 2, 2010 to be paid in restricted stock.  The agreement terms also included a vested equity ownership of 10% of the outstanding common shares, including anti-dilution provisions. See Note 4 regarding the resignation of Dr. Craven.  Convertible notes totaling $269,753 were issued in full settlement of this obligation.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by S.E. Clark and Company for professional services rendered for audit of the Company annual financial statements for 12 months ended December 31, 2010 and 2009 approximated $28,000 and $12,000 respectively.  The aggregate fees billed by S.E. Clark and Company for review of  the financial statements included in the  company’s Forms 10-Q for Fiscal years ended 2010 and 2009 approximated $11,250 and $7,500  respectively.

Audit-Related Fees.  The aggregate fees billed by S.E. Clark & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2010 and 2009 , and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by S.E. Clark & company for professional services rendered for tax compliance, tax advice and tax planning for the years ended December, 31, 2010 and 2009 were $0 and $0.

All Other Fees.  The aggregate fees billed by for products and services, of S. E. Clark & Company other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December, 31, 2010 and 2009 $0 and $0 respectively.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

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

10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal and Vince M. Guest
10.7		Employment Agreement by and between Universal and Solomon Ali
14.1		Code of Ethics (5)
21	*	Subsidiaries
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(5)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: July 25, 2011	Universal Bioenergy, Inc. By: /s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer) and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 25, 2011	By:	/s/ Vince M. Guest
Vince Guest
Director, Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer), and President

Date: July 25, 2011	By:	/s/ Solomon Ali
Solomon Ali
Senior Vice President, Director