Form 10-Q
period 2011-03-31
Universal Bioenergy, Inc.
filed 2011-08-26
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-123465

UNIVERSAL BIOENERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-1770378

State of Incorporatoin	IRS Employer Indentification No.

19800 Mac Arthur Blvd., Suite 300

Irvine, CA 92612

(Address of principal executive offices)

(949) 559-5017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 25, 2011

Common stock, $0.001 par value	135,568,383

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

PART I - FINANCIAL INFORMATION
PAGE
Item 1 Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2 Management Discussion & Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures About Market Risk	38
Item 4 Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1 Legal Proceedings	39
Item 1A Risk Factors	39
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3 Defaults Upon Senior Securities	40
Item 4 Removed and Reserved	40
Item 5 Other information	40
Item 6 Exhibits	40

(2)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS: (Substantially pledged)
	March 31, 2011	December 31, 2010
CURRENT ASSETS:

Cash	$13,720	—
Accounts receivables from Natural Gas Sales	3,809,483	12,854,494
Other loans	3,000	3,000
Total current assets	3,826,203	12,857,494

PROPERTY AND EQUIPMENT - net	135,444	136,567

OTHER ASSETS:
Advances to affiliates	10,050	10,050
Investments - see note 5	139,500	—
Intangible assets	250,000	250,000
Deposit	6,620	6,620
Total other assets	406,170	266,670

TOTAL ASSETS	$4,367,817	$13,260,731

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable to Natural Gas Suppliers	$3,966,998	$12,840,604
Other accounts payable and accrued expenses	278,886	182,410
Accrued interest	58,981	28,985
Line of Credit DFS	12,304	12,304
Advances from affiliates	54,700	32,500
Total current liabilities	4,371,869	13,096,803

Long term convertible notes payable	248,912	213,355

TOTAL LIABILITIES	4,620,781	13,310,158

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, zero issued and outstanding shares
March 31, 2011 and December 31, 2010, respectively	—	—
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
March 31, 2011 and December 31, 2010, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
105,517,517 and 77,247,517 issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	105,518	77,248
Additional paid-in capital	17,013,824	16,651,544
Noncontrolling interest	(70,082)	(53,029)
Accumulated deficit	(17,302,456)	(16,725,422)
Total stockholders' deficit	(252,964)	(49,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,367,817	$13,260,731

The accompanying notes are an integral part of these consolidated financial statements

(3)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$22,247,354	$—

COST OF SALES	22,219,582	—

GROSS PROFIT	27,772	—

OPERATING EXPENSES:
General and administrative	329,190	167,694
Sales and marketing	6,775	—
Depreciation expense	1,123	—
Total operating expenses	337,088	167,694

LOSS FROM OPERATIONS	(309,316)	(167,694)

OTHER INCOME (EXPENSE):
Other income	588	—
Interest expense	(285,359)	(5,178)
Total other expense	(284,771)	(5,178)

LOSS FROM CONTINUING OPERATIONS	(594,087)	(172,872)

NEL LOSS	(594,087)	(172,872)

Net loss attributable to noncontrolling interest	(17,053)	—

NET LOSS ATTRIBUTABLE TO UNIVERSAL	$(577,034)	$(172,872)

NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average of shares outstanding	63,484,245	40,415,400

The accompanying notes are an integral part of these consolidated financial statements

(4)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(577,034)	$(172,872)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation expense	1,123	—
Non controlling interest	(17,053)	—
Common stock issued for services	193,250	18,000
Amortization of Beneficial conversion features	35,556	—
Common stock issued for interest expense		—
Changes in assets and liabilities:
Accounts recievables	9,045,011	—
Prepaid expenses and other current assets	—	—
Accrued expenses	126,472	—
Accounts payable	(8,873,605)	122,961
Net cash used for operating activities	(66,280)	(31,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 5	(139,500)	—
Net cash provided by investing activities	(139,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to affiliate	22,200	29,092
Proceeds from line of credit	—	—
Proceeds from notes payable	197,300	—
Net cash provided by financing activities	219,500	29,092

INCREASE (DECREASE) IN CASH	13,720	(2,819)

CASH, BEGINNING OF YEAR	—	2,819

CASH, END OF YEAR	$13,720	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$118,850	$157,568
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$305,745	$—
Beneficial conversion feature of convertible notes payable	$1,013,793	$—

The accompanying notes are an integral part of these consolidated financial statements

(5)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of The Company

Universal Bioenergy Inc., (the “Company”) is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Pink Sheet Markets trading systems under the trading symbol “UBRG”. Universal Bioenergy Inc. was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

The Company’s primary business focus is the production, marketing and sales of natural gas, oil and alternative energy. Through it’s 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions, the most recent of which was the 49% stake of NDR Energy Group LLC.

NDR Energy Group LLC

In April 2010, the Company expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, the Company has contracts signed with 22 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group’s customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Company History

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

(6)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS (CONT’D)

Company History (cont’d)

In October 2007, UBNA entered into a Purchase Agreement with UBRG in which UBNA became a subsidiary of UBRG. The purchase was consummated on December 6, 2007.

On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy, Inc. to better reflect its business plan.

On March 7, 2008, the Board of Directors approved a change in the Company’s fiscal year end from January 31 to December 31.

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement in which Universal Bioenergy purchased a 49% Member Interest (See Note 10: Acquisition). NDR Energy Group markets energy and fuel such as natural gas, and propane.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Universal Bioenergy, Inc., Universal Bioenergy North America, Inc., and NDR Energy Group, LLC. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

On April 12, 2010 the Company acquired a direct 49% financial interest in NDR Energy Group, LLC (“NDR”). Additionally, an entity owned by officers of the Company acquired an additional 2% financial interest in NDR for a total direct and indirect financial interest and control of 51% of NDR. The operating agreement of NDR, provides for voting in proportion to ownership. The Company indirectly has 51% voting control of NDR and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements.

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

Management has considered the various factors discussed in ASC 605-45-14-4-c and ASC 605-45-45 and believe that our natural gas purchase and sale transactions are appropriately reported gross rather than net. Generally the Company is the primary obligor in the arrangement, and the Company has latitude in establishing price, we have discretion in supplier selection, and we have credit risk in the event our customer defaults on the transaction. Additionally, the Company’s supplier is not the primary obligor in the arrangement and the amount the Company earns is not fixed. Those transactions where the Company operates as an agent or broker for either the supplier or the customer at a fixed fee are reported net.

(7)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and 2010 the Company had no cash equivalents.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

(8)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

The Company's financial instruments consist primarily of cash, accounts payable.

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

(9)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Income and Losses available for common shareholders	$(577,034)	$(172,872)

Weighted average common shares outstanding	(63,484,245)	(40,415,400)
Basic and fully diluted loss per share	$(.01)	$(.00)

Net income and loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company amended its Articles of Incorporation and authorized 200,000,000 shares of common stock, at $.001 par value and 105,517,517 were issued and outstanding as of March 31, 2011.

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of September 30, 2010. On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company and the preferred stock is now recorded as treasury stock. On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding of that date.

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock from 200,000,000 to 1,000,000,000 shares at $.001 par value.

Common Stock Issued

2011

At March 31, 2011, there were no outstanding stock options or warrants.

On February 10, 2011 the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements, valued at $42,000 on the date of issue.

On February 14, 2011 the Company issued 2,500,000 to a consultant in accordance with their consulting Agreement valued at $111,250 on the date of issue.

On February 15, 2011 the Company converted three of its Notes payable, dated 4/26/10, 5/25/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $21,750.

On February 15, 2011 the Company converted three of its Notes payable dated 4/26/10, 5/25/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $21,750. These notes were for a different investor than the one indicated above.

On February 15, 2011 the Company issued 1,000,000 shares of common stock to a consultant in accordance with their Agreement valued at $40,000 on the date of issue.

On March 7, 2011 the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $32,000.

On March 14, 2011 the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000 and issued 5,600,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $28,000.

On March 22, 2011 the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $15,350.

(10)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (CONT’D)

2010

On March 26, 2010 the Company issued 750,000 common shares to James Michael Ator for full settlement of his outstanding employment agreement.

On March 26, 2010 the Company issued 300,000 common shares to an Employee in accordance with the terms of his employment agreement.

On April 12, 2010 the Company issued 5,000,000 common shares for the acquisition of NDR.

On June18, 2010 the Board of Directors approved increasing the authorized common shares to 1,000,000,000 and completed the process of filing the necessary paperwork with the State of Nevada on May 9, 2011.

On September 13, 2010 the Company converted two of its Notes payable dated 11/22/09, to a total of 2,000,000 shares of common stock. This conversion of debt reduced their notes payables of $45,000 and $6,157 in accrued interest with a total reduction of $51,157.

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

Issuance of preferred shares

More detailed information about the issuance of preferred shares is discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The information is fully discussed in Part II, Item 8. – Note 4 – Equity, “Preferred Stock”, pages F-10 through F-15, and Note 10 – Commitments And Contingencies, pages F-24 through F-26. There have been no material changes from the information previously disclosed in that Form 10-K.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011	December 31, 2010
Equipment	$13,094	$13,094
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation	(2,650)	(1,527)
Total	$135,444	$136,567

There was $1,123 and $0 depreciation expense for the three months ended March 31, 2011 and 2010 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of March 31, 2011. The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.

(11)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	March 31, 2011	December 31, 2010

On July 9, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS	25,000	25,000

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS	—	—

On November 23, 2009 the Company sold 22,500 units in a private placement for $22,500 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS	—	—

(12)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONT’D)

On February 16, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock	13,000	13,000

On March 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. The holder has the right to convert the note to common stock	8,600	8,600

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock	—	6,750

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock	—	6,750

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock	—	10,500

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock	—	10,500

On May 25, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock	100,000	100,000

On June 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock	—	32,000

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common at stock	—	4,500

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock	—	4,500

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock	36,919	36,919

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock	25,200	25,200

On November 23, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock	12,000	12,000

On September 27, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest. The holder has the right to convert the note to common stock	50,000	50,000

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock	—	28,000

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest. The holder has the right to convert the note to common stock	—	15,350

(13)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONT’D)

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	16,045	16,045

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	163,694	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	164,833	164,833

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	30,000	30,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	165,000	165,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	89,014	89,014

On January 18. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock	10,000	—

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock	10,000	—

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock	45,400	—

On February 25. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock	9,400	—

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $.005	25,000	—

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock	25,000	—

On March 28, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $72,000 at 10% interest. The holder has the right to convert the note to common stock	72,500	—
Total long-term note payable	1,262,705	1,184,255
Less current portion	—	—
Less Discount from Beneficial Conversion Feature	(1,013,793)	(970,900)
Long-term portion of note payable	$248,912	$213,355

(14)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONT’D)

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

For more information on the Convertible Notes see Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Debt” - Convertible Debt, pages 45 through 49, and Item 8 - Note 7, “Convertible Notes Payable” pages F-16 through F-20, and Part I – Item 1A, “Risk Factors”, pages 18 through 25 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,387,456 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

On April 12, 2010, the option to acquire the final 2% member interest in NDR was assigned to a prior officer of the Company, Richard D. Craven, and current officers Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.

On April 14, 2010, Dr. Richard D. Craven submitted his resignation as a member of our Board of Directors and as Chief Executive Officer and Principal Financial Officer to pursue other business matters. Dr. Richard D. Craven did not have any disagreement with the Company, on any matter related to the Company’s accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Simultaneously, Vince M. Guest was appointed as Chief Executive Officer and Principal Financial Officer.

Vince M. Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Vince Guest with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Vince Guest's employment with cause, or without cause upon certain written notice and Vince Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

(15)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTION (CONT’D)

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Under terms of their employment agreements, on March 26, 2010 the Company issued 1,411,150 to each officer and director of the Company with total shares issued of 4,233,450. The stock was trading at $.06 and the Company expensed $84,669 for each issuance of shares of stock with a total expense of $254,007. Also under the terms of their employment agreement, each employee was issued 1,000,000 common shares at the trading price of $.06 and the Company expensed $60,000 as compensation.

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

NOTE 9 – RELATED PARTY TRANSACTION (CONT’D)

Simultaneously, Vince M. Guest was appointed as Chief Executive Officer and Principal Financial Officer.

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

NOTE 10 – ACQUISTION

Entry into a Material Definitive Agreement

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

(16)

 UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACQUISTION (CONT’D)

Additional Summary of the Purchase Agreement

According to the agreement, the Company at the “Closing” exercised its right to purchase additional equity of the Member Interests of NDR Energy.  NDR Energy will appoint 2 seats on its Board of Managers as selected by the Company.  The Company agrees to provide NDR Energy Group with Management Support Services. The Company intended to provide, arrange, establish or otherwise make available to NDR a loan or line of credit to provide $1,000,000 in working capital. The Company intended to arrange, on a best efforts basis, a “Financing Facility / Credit Line up to an estimated amount of $300 million dollars drawn on a major U.S. bank or similar financial institution, to purchase its natural gas contract receivables, and help fund its growth and expansion. NDR Energy Group agrees to comply in accordance with the related financial covenants. Unfortunately, due to the conservative and restrictive lending policies during the recession, we were not able to secure the final funding for the “Financing Facility/ Credit Line”.

The original 49% interest in NDR Energy was purchased for 1,000,000 shares of Universal Bioenergy common stock, and a $1,000,000 loan to NDR.

The option to acquire the final 2% member interest in NDR was assigned to a prior officer of the Company, Richard D. Craven, and current officers Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition.  The 2% stake was acquired for 4,000,000 shares of stock, by exercising the option.  The 4,000,000 in stock was paid as a premium on the purchase price for the additional 2% of NDR’s member interests. All of the stock was issued to NDR. The 2% member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are members of the company.

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

The following (unaudited) pro-forma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2010 and 2011.

	Three Months Ended
	2011	2010

REVENUES	22,247,354	3,124,065

Net Loss	(577,034)	(478,025)

Net income per share basic and diluted	$(0.01)	$(0.00)

Weighted average of shares outstanding	63,484,245	28,864,451

(17)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time

NOTE 12 – SUBSEQUENT EVENTS

On June 6, 2011, the Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 1, 2011, on a 10 for 1 basis. On July 12, 2011 the Company’s transfer agent, issued 11,415,311 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

On June 24, 2011, the Company converted four of its Notes payable dated 7/4/09, 2/16/10, 3/20/10 and 5/25/10 for a combined total of $146,600 and issued 8,635,555 shares of common stock. This conversion of debt reduced their notes payables of $146,600.

On July 29, 2011 the Company converted one of its Notes payable dated 9/27/10, for a total of $50,000 and issued 10,000,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $50,000.

Changes In Registrant’s Certifying Accountant

On August 18, 2011, the Company notified S.E. Clark & Company P.C. that it was dismissed as the Registrant’s independent registered public accounting firm. On August 18, 2011, the Company engaged Bongiovanni & Associates, CPA’s as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to dismiss S.E. Clark & Company P.C and engage Bongiovanni & Associates, CPA’s as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 18, 2011. Formal notification detailing this action was filed in a Form 8-K with the SEC on August 24, 2011.

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit totaling $17,302,456 from its inception to March 31, 2011. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Discovery Of Facts From Prior Management

In 2010 management became aware that cash and other assets invested in the Company prior to December 31, 2009 may have been received as a result of illegal activities by persons affiliated with certain current and former shareholders, Lacroix International Holdings Ltd. (Lacroix) and Mortensen Financial Ltd. (Mortensen). See SEC vs. Abellan, et al, (Case 3:08-CV-05502). Management also became aware that the Securities and Exchange Commission (SEC) has subsequently obtained an order of disgorgement pertaining to the assets held by Lacroix and Mortensen which currently include shares of preferred and common stock of the Company.

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

(18)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONT’D)

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

(19)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONT’D)

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen. However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred. Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio. Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of December 31, 2010. Conversion at an implied market rate ($.07 per share) would result in the issuance of approximately 3,314,000 shares of common stock or 3.1% dilution as of March 31, 2011.

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

NOTE 15 - CONCENTRATIONS

At March 31, 2011, 99% of the Company's accounts receivable was due from a single customer, during the three months ended March 31, 2011, and 38% of total revenue was generated from a single customer, compared to the three months ended March 31, 2010, where there were no revenues.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

(20)

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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
  Failure of new products and services to achieve market acceptance.
  Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products.
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
  International monetary conditions and exchange controls.
  Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
  Liability resulting from litigation.
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

(21)

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

Our primary business focus is the production, marketing and sales of natural gas, oil and alternative energy. Through our subsidiary NDR Energy Group LLC, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions, the most recent of which was NDR Energy Group LLC.

Recent Developments

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 22 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy’s customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. NDR Energy’s gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

Our primary objective is be one of the top independent energy companies in the United States, and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our company . By building on our successes in 2010, we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies;

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

(22)

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

Presently NDR Energy turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our NDR Energy agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days, to invoicing them on a weekly basis. While there can be no guarantees, management believes that, if implemented, this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices. If achieved, this s change coupled with the use of an accounts receivables factoring line would give NDR Energy the ability to purchase gas from our suppliers at larger discounts, and could potentially increase the overall profit margin to as much as $0.07 to $0.20 per mcf (MMBtu) in the sale of gas to our existing customers.

Our management believes that the growth and position of NDR Energy will be further enhanced once our company is able to sell off its account receivables. NDR will then have the ability to purchase and sell gas more often, for example, on a daily and weekly basis instead of just on a monthly basis or longer. We believe that this would also allow us to generate more accounts receivables and purchase even larger quantities of gas. In our management’s’ opinion, the profit margins for the sales of gas on the daily “Spot Market” and the weekly sales of gas is significantly higher, by as much $1.00 to $5.00 or more in the winter months than the margins on the NYMEX futures market. Therefore, it is critical that NDR Energy have access to accounts receivables (AR) funding line and Letters of Credit so it may take advantage of opportunities and discounts to sell gas on the daily and weekly time frames. It will also enable NDR Energy to develop new gas supplier relationships and agreements with better terms, conditions and less restrictive repayment policies. There can be no assurances that these objectives can be attained.

Recent Developments and Significant Accomplishments

Progas Energy Services Inc. - Oil and Gas Field Development

On December 10, 2010, we signed an agreement with Progas Energy Services Inc., of Texas (“Progas”). The agreement is a joint venture between "Texas Gulf Oil & Gas Inc.", Universal's new subsidiary, and ProGas, to jointly develop the Northwest Premont Oil & Gas Field, located in Texas’s Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 115 oil and gas wells from this field. Progas has developed over 2000 oil and gas wells, and they have over 200 years of combined experience in the oil and gas industry. According to Progas Energy, the estimated reserves of the field are over 20 million barrels of oil, and over 20 million mcf of gas.

Texas Gulf Oil & Gas Inc.

On December 8, 2010, as part of our plans for growth and expansion, we established a new division known as Texas Gulf Oil & Gas Inc. Its purpose is to develop oil and gas projects, and allow us to be a producer and direct supplier of natural gas, and to manage the transmission and marketing of the product to our major utility customers nationwide. We will obtain the gas directly from the “wellhead”. We believe that the major benefits to our Company are, greater revenues, higher profit margins, lower product costs, increased assets, and increased competitiveness.

(23)

Universal Bioenergy Applies for Listing on the Frankfurt Stock Exchange

On February 8, 2011, we announced that it had applied to have its our stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany. The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world, and is the home of the DAX "blue chip" stock market index. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America. No assurances can be provided that we will obtain a listing or the listing will have a beneficial consequence to our company.

Universal Bioenergy and Progas Energy “Strikes Oil & Gas”

On March 3, 2011, we announced that Progas had stuck oil and gas on several wells that it had drilled in Texas. Progas is our joint venture partner in developing an oil and gas field in Jim Wells County, Texas. According to Progas, the field possibly houses 20,000,000 Bbls of oil, with an estimated value of $1.68 billion based on the, August 10, 2011 NYMEX, West Texas Intermediate (WTI) price of, $84.37, and over 20,000,000 mcf of natural gas, with an estimated value of $79.80 million, based on the, August 10, 2011 NYMEX price of $3.99. No guarantees can be provided that the oil and gas field can be developed, profitable, or that the price of oil will be similar to the August 10, 2011 price discussed.

Universal Bioenergy Retains Small Cap Consulting GmbH as Advisors

On March 7, 2011, we announced that we have engaged the services of Small Cap Consulting GmbH, based in Travemunde, Germany as our business consultant and advisor in Europe. Small Cap Consulting will coordinate the process to help us obtain final approval for listing on the Open Market of the Frankfurt Stock Exchange, in Germany. Small Cap Consulting will also provide advisory services in the areas of investor relations, financial communications, media relations, and mergers and acquisitions for the European financial market place.

Universal Bioenergy In Talks For Acquisition of Oil & Gas Properties to Develop In Louisiana

On March 7, 2011, we announced that our key executives and our acquisition team are in talks with representatives to acquire oil and gas properties to develop in Louisiana. While no assurances can be provided as to closing any acquisitions, our acquisition team completed a trip to Louisiana for direct talks and negotiations with representatives of land owners to acquire oil and gas lease rights for a field with several thousand acres of land.

Approval of Stock Dividend

On June 6, 2011, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 1, 2011, on a 10 for 1 basis. On July 12, 2011, our transfer agent, issued 11,415,311 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

Our management contends that the payment of a dividend in stock instead of cash allows our company to maintain our cash and still reward our shareholders with a dividend. We feel this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our company.

Standard & Poor's Initiates Factual Stock Report Coverage on Universal Bioenergy

On April 7, 2011, Standard & Poor’s announced that it has commenced Factual Stock Report coverage our company. S&P’s Factual Stock Report coverage will be accessible on an ongoing basis to the investment community by scores of buy-side institutions, and sell-side firms that utilize S&P research and information platforms daily. S&P’s Report will be distributed to an estimated 85,000 brokers and financial consultants, scores of global institutional fund managers, and over 24 million self-directed online individual investors. The weekly Report covers the latest pricing, trading volume, recent developments, a financial review, key operating information, Industry and peer comparisons, institutional holdings analysis, Street Consensus and opinions, performance charts, business summary, fundamental data, and news.

Universal Signs Agreement With International Monetary

On April 13, 2011, we announced we signed an agreement to retain the services of International Monetary (“IM”), based in Newport Beach, California, as our investment banking consulting firm. “IM” will also provide strategic advisory services, proprietary investor relations services (IR), financial solutions, debt/equity sources, and advise our management on other strategic decisions.

(24)

Universal’s 2010 President’s Annual Letter To Our Shareholders

On April 29, 2011, management issued its 2010 Annual Letter to Shareholders that covered updates on our operations, finances and future outlook for the shareholders and the investment community. A complete copy of the Letter can be read in the attachment to the Current Report on Form 8K filed with the SEC on April 29, 2011.

Universal’s NDR Energy Group Awarded $2.8 Million Gas Supply Agreement with Nicor Gas

On May 5, 2011, we announced that NDR Energy was awarded a contract to supply natural gas to Nicor Gas, one of the nation's largest gas distribution companies. Accordingly to Nicor, Nicor has distributed natural gas for over 50 years, and serves more than 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. In 2010, the customer’s parent company reported revenues of over $2.7 billion. The value of gas to be supplied under the agreement is expected, but not guaranteed, to be approximately $2.8 million and it is expected that we will deliver the gas to Nicor later this year. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

Universal’s NDR Energy Awarded $3.6 Million Gas Supply Contract with Southern California Gas

On May 16, 2011, we announced that NDR Energy was awarded a contract to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy. According to Southern California Gas Company, Southern California Gas Company is the nation’s largest natural gas distribution utility, with 20.7 million customers. The contract signed on May 12, 2011, is to supply 775 million cubic feet of natural gas with an estimated value of approximately $3.6 million, to the customer for a period of thirty days. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

Universal Bioenergy Increases Authorized Shares of Common Stock to 1 Billion Shares

On May 19, 2011, we announced we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares. This is a long-term strategic move intended to expand our company and benefit our shareholders.

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

Management plans to use those additional authorized shares for acquisitions and needs to be able to respond very quickly to these business opportunities as they become available in the marketplace. Some of these near term projects include the further development of the North Premont field in Texas with Progas , the acquisition of some other very large oil and gas fields, and acquiring interests in gathering and transport pipelines. Some of the acquisition targets are in the $10 to $25 million range and management believes, but cannot guarantee, that these acquisitions could result in significant profits and asset value. The additional authorized shares may also be used for building strategic relationships with other major companies, expanding our product lines and the acquisition of alternative energy patents and technologies.

(25)

NDR Energy Awarded $1.9 Million Gas Supply Contract with Keyspan Gas East Corporation

On May 31, 2011, we announced that NDR Energy was awarded a gas supply contract with Keyspan Gas East Corporation. The contract was awarded by a subsidiary of an entity reporting to be a $21.2 billion international electric and gas utility company, and is one of the largest natural gas distribution utilities in the United States that provides gas to around 3.5 million customers in its service area. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

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

Thermal Coal Mining Operations

Since June of 2011, management has been in advanced discussions with a company to acquire an interest in a thermal coal production and mining operation in eastern Kentucky. Steam plant power production is reliant on thermal coal. The mining operations are the surface and high wall mining type of operations. Since NDR Energy Group, already sells natural gas to our customers to generate electricity, this would give us another energy related product to sell to our current and expanding customer base. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the chemical, polymer and other industries. Additionally, an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas).

NDR Energy Awarded Gas Supply Contract with Pacific Gas & Electric

On August 8, 2011, we announced that NDR Energy was awarded a gas supply contract with Pacific Gas & Electric’s, Electric Fuel Division Corporation. According to Pacific Gas & Electric, PG&E is one of the largest combination natural gas and electric utilities in the United States. PG&E provides natural gas and electric service to approximately 15 million people throughout a 70,000-square-mile service area in northern and central California. Its parent company is traded on the NYSE and reported  revenues of $13.84 billion in its 2010 annual report. The value of the gas to be supplied under the agreement is approximately $1.9 million in a single month. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

Universal Expands Into Propane Market

NDR Energy Group Awarded Contract with Washington Gas Light Company

On July 27, 2011 we announced that we are expanding into the propane gas market. Our subsidiary NDR Energy was awarded a contract in June 2011 to supply propane gas to Washington Gas Light Company. Headquartered in Washington, DC, according to Washington Gas Light Company (Washington Gas Company) delivers natural gas to more than one million residential, commercial and industrial customers throughout Washington, DC, and the surrounding region. Washington Gas is a regulated subsidiary of WGL Holdings, Inc., a public utility holding company. Under the terms of the agreement NDR Energy is to supply an initial quantity of 990,000 gallons of propane gas to the customer with an estimated value of $1.5 million As part of our new business model, we are positioning the Company to be a huge player in the propane gas market. We believe this will be another major profit center for the Company. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

(26)

NDR Energy Group Signs Agreement with New Horizons Energy Group LLC

On January 7, 2011, NDR Energy, signed an Agreement with New Horizons Energy Group LLC, a natural gas and energy services consulting company based in Mt. Dora, Florida. They will provide consulting services, including United States natural gas market information, gas scheduling, gas nominations, daily gas monitoring, capacity release, daily and monthly pipeline balancing, risk management and hedging policy, procurement and management of gas storage assets, and managing operating accounts for designated pipelines. They will also assist with the procurement of natural gas and negotiations of gas purchase contracts.

Changes In Registrant’s Certifying Accountant

On August 18, 2011, the Company notified S.E. Clark & Company P.C. that it was dismissed as the Registrant’s independent registered public accounting firm. On August 18, 2011, the Company engaged Bongiovanni & Associates, CPA’s as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011.

With the recent double-digit revenue growth of our Company and our future acquisitions, we felt it was necessary to engage the services of an auditor such as Bongiovanni & Associates with their strong background, experience and credentials. This is not a new move for us, since we have been entertaining engaging new accounting professionals for many months now. Management has been working for several months to fully prepare all of the financial information for this potential change. All of the information was recently submitted to Bongiovanni who have put a full team of their accounting associates on the project to expedite the release of the Form 10-Q reports for the first and second quarter. We believe Bongiovanni & Associates’ will help us to quickly complete our filings on a timely basis, which will also assist us in the process of being listed on the Frankfurt Stock Exchange. Bongiovanni & Associates offers our shareholders a strong combination of high quality services, from working with companies throughout the U.S. and China. We feel this should build greater confidence in the Company and increase the value to our shareholders.

Terminated Agreements

Letter of Intent with Pacific Rim Native American Investments Corporation

On May 9, 2011, we executed a Letter of Intent with Pacific Rim Native American Investments Corporation, a Native American company whereby, we would act as Developer and Manager for Pacific Rim for a period of 5 years to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories owned, managed or controlled by Pacific Rim on behalf of many sovereign Indian Nations and Tribes. Management and their consultants completed their preliminary due diligence and decided not to move forward to complete this transaction. In accordance with the provisions of the Letter of Intent, during the due diligence process, we terminated the Letter of Intent on August 12, 2011.

Letter of Intent with Indian Odyssey Corporation

On May 9, 2011, we executed a Letter of Intent with Indian Odyssey Corporation, a Native American company whereby we would act as Developer and Manager for Indian Odyssey for a period of 5 years to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories owned, managed or controlled by Indian Odyssey Rim on behalf of several sovereign Indian Nations and Tribes. Management and their consultants completed their preliminary due diligence and decided not to move forward to complete this transaction. In accordance with the provisions of the Letter of Intent, during the due diligence process, we terminated the Letter of Intent on August 12, 2011.

(27)

Table of ContentsTable of Contents

The Company’s Future Plans and Outlook

New Business Mode

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

Market Expansion

Management believes that there are currently 3240 utilities in the United States. Through NDR Energy, we have firm contracts signed with 22 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits. No timeline can be estimated at this point as to when we will implement or accomplish this business plan.

Focus on Earnings

We achieved sales revenue of $22,247,354 for the three months year ending March 31, 2011, as compared to $0 for the same period in 2010. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

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

• Forth, the Company is attempting to obtain more bank funding, lines of credit, and Letters of Credit, as opposed to using the suppliers “trade credit”, to purchase the gas.

• Fifth, we will be re-negotiating our existing supplier agreements to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This should drive our costs down, and potentially produce higher profit margins for the Company.

(28)

Table of ContentsTable of Contents

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy, we presently sell natural gas to 22 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

New Profit Centers

We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. We believe but cannot guarantee, that by implementing these new profit centers may generate an additional $0.05 to $0.12 in revenue per mcf, of natural gas that we sell to our customers. These services include;

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

(29)

Table of ContentsTable of Contents

Financial Restructuring Plan

On February 25, 2011, the Board of Directors approved a Resolution and a “Financial Restructuring Plan” to reduce debt and improve the companies “Balance Sheet”. The plan calls for our company to reduce its debt, and converting the balance of the outstanding debt on the Balance Sheet to shares of our Common Stock, to our various Note Holders and creditors. This will result in an additional issuance of shares of our Common Stock that will likely increase the issued and outstanding shares of our Common Stock to an amount exceeding 150 million shares. Many of the existing Notes carry interest rates that are very high, and that are above the current market rates. The benefit to us is to eliminate the outstanding debt and liabilities owed by our company, reduce interest expenses, enhance our financial position, strengthen the Balance Sheet, and increase our liquidity. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. We believe that this should also be very beneficial to our shareholders.

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

Corporate Governance and Management

Amendment to Company’s Articles of Incorporation

On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation. The information regarding the Amendment was fully disclosed in a Form 8K that was filed on for the quarterly periods ending June 30, 2010 and September 30, 2010. A complete copy of the Amendment was attached as Exhibit 99.1 to the filing on Form 8-K, filed on May 19, 2011 The Amendment incorporated the following changes;

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

This action was approved by a vote of the majority of the shareholders of the Company and by the Board of Directors on April 23, 2010.

(30)

Table of ContentsTable of Contents

Our Beneficial Shareholders

At March 31, 2011, there were 105,517,517 shares of our Common Stock issued and outstanding and there were approximately 33 shareholders of record of our common stock on the records of our transfer agent.. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

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

Management Incentive Programs

The Company has an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the added “economic value” that they bring to our company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share, market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to the Company. Since management has deferred most or all of their compensation, provisions have been made to issue them long-term Notes for their salary, with the option to convert the Notes into to common stock of our company.

Universal Bioenergy North America

Discontinued Operations

Universal Bioenergy North America, Inc., (UBNA), is an operating subsidiary of our company. It is a Nevada corporation that was formed on January 23, 2007 that was acquired by our company in December 2007, for the purpose of operating a biodiesel plant in Nettleton, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. As of the date of this report, we have not manufactured any biodiesel fuel We have generated no revenues from the subsidiary, Universal Bioenergy North America, Inc., as the refinery was not in production as of March 31, 2011. Due to the current state and future outlook of the biodiesel market, management decided to dismantle the refinery, and engaged an outside contractor to complete the work.

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

(31)

Table of ContentsTable of Contents

Current State and Future Outlook For the Natural Gas Industry

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

According to a report released by the Massachusetts Institute of Technology, it stated that, “Natural gas will provide an increasing share of America’s energy needs over the next several decades, doubling its share of the energy market to 40 percent, from 20 percent.”

Texas Gulf Oil & Gas Inc. On December 8, 2010, as part of our plans for growth and expansion, we established a new division known as “Texas Gulf Oil & Gas Inc.”, domiciled in Georgia. That company will acquire and enter joint ventures to develop oil and natural gas field projects, and this will position us to be a “direct supplier” of natural gas to our current and our future utility and corporate customers. We will then be able to purchase the gas from the “wellhead”. This division will also manage the transmission and marketing of the product to our 22 existing major utility customers nationwide. The major benefits to us are, greater revenues, significantly higher profit margins, lower product costs, increased assets, and increased competitiveness. This will also position us to implement our business strategy to become a more vertically integrated company, giving us greater control over the supply chain, directly from the producer, through marketing, distribution, and selling directly to the customer. We are is currently in discussions with several independent oil and production companies, to obtain agreements to purchase natural gas and other fuels directly from the wellhead, to market directly to our customers. The gas would then be marketed and sold to our customers, through our NDR Energy Group.

Progas Energy Services. On December 10, 2010 we signed an agreement with ProGas Energy Services Inc., of Texas (“Progas”). The agreement is a joint venture between "Texas Gulf Oil & Gas Inc," our new subsidiary, and ProGas, to jointly develop a newly discovered or recently discovered oil and gas field located in the Premont Northwest oil and gas field, in Texas's Gulf Coast natural trend, in Jim Wells County Texas. The plans include potentially developing up to 110 oil and gas wells from this field. Three initial wells have already been drilled, are producing oil and gas, and although there can be no assurances, should bring immediate profit to us. . The Premont Northwest field is potentially one of the largest oil fields discovered in Jim Wells County, Texas, the most prolific oil and gas producing county in the state of Texas.

According to Progas, the field was originally discovered in the 50’s and was thought to be a small extension of the Northwest Premont field. However, the field was not developed before the previous operators passed away, and many zones were not known to be potentially productive as have been recently proven with modern drilling and testing techniques. Progas, the operator and developer of the property, prior to our involvement, re-entered existing wells that were abandoned by the previous operator to test potential zones for production. Initial estimated reserves of the field by Progas were under 2,000,000 bbls of oil and just over 4,000,000 mcf of natural gas. However after testing these wells and a considerable geologic study, the projected and estimated reserves were adjusted to over 20,000,000 barrels of oil and 20,000,000 mcf, of gas from 11 potentially productive oil and gas sands. Based on the estimated reserves of the field of 20 million barrels of oil, the oil would have an estimated value of $1.68 billion, based on the August 10, 2011, NYMEX price of $84.37 per barrel. No assurances can be provided that we will benefit from this property or realize a profit from its oil production, if any.

This joint venture is major step for our company, and has three major benefits to us and our shareholders. First it allows us to acquire natural gas reserves from the ground, for a small fraction of the purchase costs that we currently pay to other producers that it markets natural gas for. Second it would provide us with a source of natural gas of our own, which can be marketed to our major utility gas customers throughout the United States While most gas marketers are limited to a 1% to 2% profit on the spread of natural gas prices, (less than 1 cent per mcf), our exploration costs for our share of the field is estimated to be less than 10% of the NYMEX price, allowing us to earn a 90% gross profit. For example, as of August 10, 2011 based on the NYMEX price that day of $3.99 per mcf and allowing we earn a 90% gross profit, we would realize $3.59 per mcf on the spread of gas that it owns in the field, and that we sells into the market place. We believe, but cannot guarantee, that this will give us a distinct advantage in the marketplace and a considerably higher profit margin for gas that is sold to our customers. Third, while many gas marketing companies have to buy gas from others, their ability to purchase gas is somewhat subject to availability. We would will be able to supply the natural gas produced (that we own), as well as the natural gas of the other industry partners in the development of the field, such as ProGas, who have offered us the right to market their gas.

(32)

Table of ContentsTable of Contents

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010

Losses available for common shareholders	$($577,034)	$($172,872)

Other non-cash expenses	1,123	—
Stock issued for services	193,250	18,000

Losses available for common shareholder, as adjusted	$(382,661)	$(154,872)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the first quarter of 2011, grew at an accelerated growth rate from the previous year of 2010. In 2010 we achieved revenues of $41,320,647 for the entire year, and during the first three months of 2011 we generated revenues of $22,247,354, or 54% of the total revenues for all of 2011

With a business plan focused on producing revenues, current management believes that it has created significant value particularly since the acquisition of NDR Energy on April 12, 2010, in contrast to the pre-acquisition period when there were no revenue generated in the prior 2 to 3 years. Our primary revenues from this period are from the sale of natural gas.    Our revenues for the three months ended March 31, 2011 were $22,247,354 as compared to $0 for the same period in 2010. Our Cost of Sales for this period was $22,219,582. This has resulted in a gross profit margin for this period of $27,772.  The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and additional high financing and factoring costs added to the gas by the suppliers. Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby potentially increasing our net profit.

Additionally, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products to sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings during this period. This strategy was only a temporary measure last year, while we were building greater market share.  See the sections “New Business Strategy”, “Focus on Earnings” and “New Profit Centers” above.

We incurred losses of $577,034 for the three months ended March 31, 2011 and $172,872 for the same period in 2010. Our accumulated deficit since our inception through March 31, 2011 amounts to $17,302,456. We issued 4,500,000 of common shares for services with an aggregate fair value of approximately $193,250 that was included in the $337,088 in operating expenses for the three month period ended March 31, 2011. Excluding the value of the common shares of $193,250 from the operating expenses of $334,588 would reduce the actual net operating expenses to $141,338. We also incurred interest expenses of $285,359. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $566,109, would correspondingly reduce our net loss of $577,034 to an adjusted net loss of $98,425 for the period ending March 31, 2011. Based on an adjusted net loss of $98,425 this loss equals only 0.44% of our total revenues of $22,247,354 for the period ending March 31, 2011.

(33)

Table of ContentsTable of Contents

Operating Costs and Expenses.

Our Cost of Sales for the three months ended March 31, 2011 were $22,219,582 as compared to $0 for the same period in 2010.  Our primary operation is the marketing of natural gas to our major customers nationwide. Our operating expenses for the three months ended March 31, 2011 were $337,088 as compared to $167,694 for the same period in 2010. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We increased our total operating expenses from $167,694 for the period ending 2010, by a total of $169,394, or by 101%, to $337,088 for the period ending March 31, 2011. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $4,074,717, or 1,390.21% to $4,367,817 for the period ending March 31, 2011, compared to $293,100 for the same period in 2010. Some of that was long-term physical assets, however most of those assets are supplies of natural gas that we purchased from our suppliers, and held as inventories to sell to our customers. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

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

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($545,666) for the period ending March 31, 2011, as compared to a working capital deficit of ($844,323) for the period ending March 31, 2010. The ending deficit was primarily due to the use of common stock to pay for services, the amount of funds borrowed from our creditors, purchase of gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accounts payable and accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending March 31, 2011 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the three months ended March 31, 2011 and 2010 were as follows:

(34)

Table of ContentsTable of Contents

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended March 31, 2011 was ($66,280) as compared to ($31,911) for the three months ended March 31, 2010. The increase was primarily attributable to the costs associated with NDR’s natural gas operations and hiring new staff.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 was $139,500 as compared to $0.00 for the three months ended March 31, 2010. The increase was related to the part of the investment of our subsidiary’s Texas Gulf Oil and Gas’s participation in the initial three oil and gas wells of the Progas Energy Services transaction.

Cash Flows from Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2011 was $219,500 as compared to $29,092 for the three months ended March 31, 2010. The proceeds were from a series of convertible notes payables and advances from affiliates.

Liabilities / Indebtedness

Current liabilities increased to $4,371,869 for the three months ended March 31, 2011, compared to $844,323 for the same period in 2010. This was primarily due to a $3,803,075 increase in accounts payable from the purchase of supplies of natural gas, accrued expenses. Our long term liabilities are $248,912 for the period ending March 31, 2011, compared to $70,000 for the period ending March 31, 2010. This was primarily due to an increase in the amount long term notes payables.

Debt

Convertible Debt

In its efforts to expand and grow, the Company has issued debt instruments to borrow funds from various persons and entities to raise capital. These are long-term Notes with various rates and maturities, that grants the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

On July 4, 2009, we sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to our company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. This note was converted to 2,000,000 shares of common stock and is no longer due.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit. The Units are similar to a debenture and act as a debt to our company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. This note was converted to 941,176 shares of common stock and is no longer due.

On November 23, 2009, we sold 22,500 units in a private placement for $22,500 at $1.00 per unit. The Units are similar to a debenture and act as a debt to our company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. This note was converted to 1,058,824 shares of common stock and is no longer due.

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

On April 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. This note was converted to 1,350,000 shares of common stock and is no longer due.

On April 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. This note was converted to 1,350,000 shares of common stock and is no longer due.

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest. This note was converted to 5,600,000 shares of common stock and is no longer due.

(35)

Table of ContentsTable of Contents

On May 24, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. This note was converted to 2,100,000 shares of common stock and is no longer due.

On May 24, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. This note was converted to 2,100,000 shares of common stock and is no longer due.

On May 25, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. This note was converted to 5,555,555 shares of common stock and is no longer due.

On June 30, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest. This note was converted to 6,400,000 shares of common stock and is no longer due.

On July 15, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. This note was converted to 900,000 shares of common stock and is no longer due.

On July 15, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. This note was converted to 900,000 shares of common stock and is no longer due.

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest. This note was converted to 3,070,000 shares of common stock and is no longer due.

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

(36)

Table of ContentsTable of Contents

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

It could take several years to convert all of the Notes to stock if all of the lenders requested it. It is possible that some of the parties may never convert their Notes to stock and may take cash only, when the Company is in the best position to settle the obligation on a cash basis.

For more information on the Convertible Notes see Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Debt” - Convertible Debt, pages 45 through 49, and Item 8 - Note 7, “Convertible Notes Payable” pages F-16 through F-20, and Part I – Item 1A, “Risk Factors”, pages 18 through 25 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

(37)

Table of ContentsTable of Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of market risks, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K. We do not hold any derivative instruments that engage in any hedging activities. Most of our activity is in the resale of natural gas.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(38)

Table of ContentsTable of Contents

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the information included in Item 3, “Legal Proceedings” in our 2010 Annual Report on Form 10-K. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in that Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended March 31, 2011 except as follows;

On February 10, 2011, the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements.

On February 14, 2011, the Company issued 2,500,000 shares of common stock to a consultant in accordance with their consulting agreement.

On February 15, 2011, the Company converted three of its Notes payable, dated 4/26/10, 5/25/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $21,750.

On February 15, 2011, the Company converted three of its Notes payable dated 4/26/10, 5/25/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced theirnotes payables of $21,750.

On February 15, 2011, the Company issued 1,000,000 shares of common stock to a consultant in accordance with their consulting agreement.

On March 7, 2011, the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $32,000.

On March 14, 2011, the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000 and issued 5,600,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $28,000.

On March 22, 2011, the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $15,350.

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

(39)

Table of ContentsTable of Contents

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2011.

Item 4. Removed and Reserved

Item 5.  Other Information

Changes In Registrant’s Certifying Accountant

On August 18, 2011, the Company notified S.E. Clark & Company P.C., (“Clark”), that it was dismissed as the Registrant’s independent registered public accounting firm. The decision to dismiss “Clark” as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 18, 2011. On August 18, 2011, the Company engaged Bongiovanni & Associates, CPA’s (“Bongiovanni”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to engage Bongiovanni as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

(40)

Table of ContentsTable of Contents

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: August 26, 2011	By:	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President