Form 10-Q
period 2011-06-30
Universal Bioenergy, Inc.
filed 2011-09-02
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 333-123465

UNIVERSAL BIOENERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-1770378

State of Incorporatoin	IRS Employer Indentification No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2011
Common stock, $0.001 par value	135,568,383

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

PART I - FINANCIAL INFORMATION
PAGE
Item 1 Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statement of Cash Flows
Notes to Condensed Consolidated Financial Statements
Item 2 Management Discussion & Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures About Market Risk	34
Item 4 Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 Legal Proceedings	35
Item 1A Risk Factors	35
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3 Defaults Upon Senior Securities	35
Item 4 Removed and Reserved	35
Item 5 Other information	35
Item 6 Exhibits	36

(2)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS: (Substantially pledged)
	June 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$10,624	$—
Accounts receivables from natural gas sales	5,772,637	12,854,494
Other loans	3,000	3,000
Total current assets	5,786,261	12,857,494

PROPERTY AND EQUIPMENT - net	134,321	136,567

OTHER ASSETS:
Loans receivable	10,050	10,050
Investments	189,500	—
Intangible assets	250,000	250,000
Deposit	6,516	6,620
Total other assets	456,066	266,670

TOTAL ASSETS	$6,376,648	$13,260,731

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable to natural gas suppliers	$5,905,134	$12,840,604
Other accounts payable and accrued expenses	345,186	182,410
Accrued interest	28,030	28,985
Line of credit DFS	12,304	12,304
Advances from affiliates	29,750	32,500
Total current liabilities	6,320,403	13,096,803

Long term convertible notes payable	317,862	213,355

TOTAL LIABILITIES	6,638,265	13,310,158

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, zero issued and outstanding shares
June 30, 2011 and December 31, 2010, respectively	—	—
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
June 30, 2011 and December 31, 2010, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
114,153,072 and 77,247,517 issued and outstanding as of
June 30, 2011 and December 31, 2010, respectively	114,153	77,248
Additional paid-in capital	17,220,738	16,651,544
Noncontrolling interest	(103,584)	(53,029)
Accumulated deficit	(17,493,157)	(16,725,422)
Total stockholders' deficit	(261,618)	(49,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,376,648	$13,260,731

The accompanying notes are an integral part of these consolidated financial statements

(3)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$13,800,878	$13,966,895	$36,048,232	$13,966,895

COST OF SALES	13,782,566	13,951,362	36,002,148	13,951,362

GROSS PROFIT	18,313	15,533	46,085	15,533

OPERATING EXPENSES:
General and administrative	102,256	470,568	431,446	639,195
Sales and marketing	5,385	—	12,160	—
Depreciation and amortization expense	51,955	—	53,078	—
Total operating expenses	159,596	470,568	496,684	639,195

LOSS FROM OPERATIONS	(141,284)	(455,035)	(450,600)	(623,662)

OTHER INCOME (EXPENSE):
Other income	(1,807)	—	(1,219)	—
Interest expense	(81,112)	(5,178)	(366,471)	(10,356)
Total other expense	(82,919)	(5,178)	(367,690)	(10,356)

LOSS FROM CONTINUING OPERATIONS	(224,203)	(460,213)	(818,290)	(634,018)

NEL LOSS	(224,203)	(460,213)	(818,290)	(634,018)

Net loss attributable to noncontrolling interest	(86,531)	(20,811)	(103,584)	(20,811)

NET LOSS ATTRIBUTABLE TO UNIVERSAL	$(137,672)	$(439,402)	$(714,706)	$(613,207)

NET LOSS PER SHARE:
Basic and diluted loss per share	$ *	$(0.01)	$(0.01)	$(0.01)

Weighted average of shares outstanding	55,170,047	49,386,259	54,917,647	46,059,172

* = Less than (.01)

The accompanying notes are an integral part of these consolidated financial statements

(4)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(767,735)	$(613,207)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation expense	2,246	—
Non controlling interest	(50,555)	—
Common stock issued for services	193,250	18,000
Amortization of Beneficial conversion features	50,832	—
Common stock issued for interest expense		—
Changes in assets and liabilities:
Accounts recievable	7,081,857	(1,160,698)
Prepaid expenses and other current assets	104	(10,551)
Accrued expenses	161,821	420,955
Accounts payable	(6,935,470)	1,174,559
Net cash used for operating activities	(263,650)	(170,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment		(409)
Investment in participation agreement - see note 5	(189,500)	—
Net cash provided by investing activities	(189,500)	(409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	(2,750)	160,886
Repayment of advances from affiliate		(7,794)
Non-contolling interest in consolidated subsidiary	—	20,811
Proceeds from notes payable	466,524	—
Net cash provided by financing activities	463,774	173,903

INCREASE (DECREASE) IN CASH	10,624	2,552

CASH, BEGINNING OF PERIOD	—	2,819

CASH, END OF PERIOD	$10,624	$5,371

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$265,450	$157,568
Common stock issued for intangible assets in acquisition	$—	$250,000
Convertible notes issued for accrued liabilities	$322,499	$—
Beneficial conversion feature of convertible notes payable	$1,067,467	$—

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

Company History

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc. (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

(7)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and 2010 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

The three-level hierarchy for fair value measurements is defined as follows:

☐ Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

☐ Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐ Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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

(9)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010

Income and Losses available for common shareholders		$(818,290)	$(634,018)

Weighted average common shares outstanding		(55,170,047)	(46,059,172)
Basic and fully diluted loss per share	$	*	$(.01)
Net income and loss per share is based upon the weighted average shares of common stock outstanding

*= Less than (.01)

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value and there are 100,000 series A issued and 232,350 series B issued and outstanding, respectively, as of June 30, 2011. On April 26, 2010, Richard D. Craven surrendered the 100,000 shares of Preferred Series A shares to the Company, after his resignation from his position with the Company and the preferred stock is now recorded as treasury stock. On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the company where as no preferred A shares were issued and outstanding of that date.

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock from 200,000,000 to 1,000,000,000 shares at $.001 par value, and 114,153,072 were issued and outstanding as of June 30, 2011.

Common Stock Issued

2011

At June 30, 2011, there were no outstanding stock options or warrants.

On February 10, 2011, the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements, valued at $42,000 on the date of issue.

On February 14, 2011, the Company issued 2,500,000 to a consultant in accordance with their consulting Agreement valued at $111,250 on the date of issue.

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

On July 29, 2011, the Company converted one of its Notes payable dated 9/27/10, for a total of $50,000 and issued 10,000,000 shares of common stock. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $50,000.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011	December 31, 2010
Equipment	$13,094	$13,094
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation	(3,773)	(1,527)
Total	$134,321	$136,567

There was $3,773 and $0 depreciation expense for the three months ended June 30, 2011 and 2010 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of June 30, 2011. The Company impaired the assets to its value and adjusted accumulated depreciation to zero during that impairment.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	June 30, 2011	December 31, 2010

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock. The note is secured by the general assets of the company including the property at 128 Biodiesel Drive, Nettleton, MS. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	25,000

On February 16, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	13,000

On March 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	8,600

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	6,750

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	6,750

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details	—	10,500

(11)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONT’D)

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	10,500

On May 25, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	100,000

On June 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5- for more details.	—	32,000

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	4,500

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	—	4,500

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. As allowed under the terms of the note, the noteholder elected to convert their note to shares of our common stock. See Note 5 Equity – for more details.	36,919	36,919

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock	25,200	25,200

On November 23, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	12,000	12,000

On September 27, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	50,000	50,000

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock	—	28,000

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	—	15,350

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K	16,045	16,045

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	163,694	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.	164,833	164,833

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	30,000	30,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K	165,000	165,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K	89,014	89,014

On January 18. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	10,000	—

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	10,000	—

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	45,400	—

On February 25. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $9,400 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	9,400	—

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	25,000	—

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	25,000	—

On March 28, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $72,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	72,500	—

On May 20, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,600 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	20,600	—

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	89,000	—

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $104,424 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	110,424	—

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The noteholder has the right to convert this note to shares at a discount to market. For further information, please refer to our December 31, 2010 10-K.	49,200	—

Total long-term note payable	1,385,329	1,184,255
Less current portion	—	—
Less Discount from Beneficial Conversion Feature	(1,067,467)	(970,900)
Long-term portion of note payable	$317,862	$213,355

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

Principal maturities of notes payable as of June 30, 2011 for the next five years and thereafter is as follows:

2011 $ -0-

2012 $ 918,805

2013 $ 197,300

2014 $ 269,224

2015 $ -0-

Total $1,385,329

========

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,493,157 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

Simultaneously, Vince M. Guest was appointed as Chief Executive Officer and Principal Financial Officer.

In September 2010, the President and CEO, Vince M. Guest converted accrued compensation due him under his 2009 and 2010 contracts to two convertible notes payable totaling approximately $184,000, convertible to common stock at a price of $.0075 per share. Additionally, since the market price substantially exceeded the conversion price for the other note, approximating $117,000, a beneficialconversion feature in the full amount of the note was recognized to be amortized over the life of the note. October 2010 the Company converted the note payable to Mr. Guest to approximately 15,597,000 shares of restricted common stock, issued to unaffiliated third parties. The unamortized beneficial conversion feature of approximately $117,000 was expensed at that time.

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

(13)

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

	Six Months Ended
	2011		2010

REVENUES		36,048,232	25,182,463

Net Loss		(714,706)	(614,197)

Net income per share basic and diluted	$	*	$(0.01)

Weighted average of shares outstanding		55,170,047	46,059,172

 * = Less than (.01)

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time

NOTE 12 – SUBSEQUENT EVENTS

On July 12, 2011, the Company’s transfer agent, issued 11,415,311 shares of common stock to all registered shareholders of record, in accordance with a declaration by the Board of Directors on June 6, 2011, to distribute a stock dividend to all shareholders of record on or before July 1, 2011, on a 10 for 1 basis..

On July 29, 2011 the Company converted one of its Notes payable dated 9/27/10, for a total of $50,000 and issued 10,000,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $50,000.

Changes In Registrant’s Certifying Accountant

On August 18, 2011, the Company notified S.E. Clark & Company P.C. that it was dismissed as the Registrant’s independent registered public accounting firm. On August 18, 2011, the Company engaged Bongiovanni & Associates, CPA’s as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011. The decision to dismiss S.E. Clark & Company P.C and engage Bongiovanni & Associates, CPA’s as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August18, 2011. Formal notification detailing this action was filed in a Form 8-K with the SEC on August 24, 2011.

(14)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit totaling $17,493,157 from its inception to June 30, 2011. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

(15)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONT’D)

The risk of dilution

As stated elsewhere, the preferred shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen. However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred. Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio. Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 2.9% dilution as of December 31, 2010. Conversion at an implied market rate ($.07 per share) would result in the issuance of approximately 3,314,000 shares of common stock or 2.9% dilution as of June 30, 2011.

On April 10, 2010, current management advised the stock transfer agent to freeze the preferred and common shares of Lacroix and Mortensen held in name or in street name, preventing their further conversion to cash, in accordance with the United States District Court, Western District of Washington at Tacoma, in the court’s “Preliminary Injunction Order”, dated September 11, 2008 in Case No. 3:08-

cv-05502 BHS, and its “Order Granting Plaintiff’s Motion For Summary Judgment” dated December 7, 2009. The Board of Directors of the Company, in accordance with these court orders, has also frozen the option to convert the preferred shares to common stock. Counsel has advised management that such conversion of preferred shares to common could constitute a further violation of the asset freeze. In an attempt to obtain clarification of this, and to provide full and fair disclosure, management requested clarification from SEC staff, who declined to provide clarification or comment.

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

NOTE 15 - CONCENTRATIONS

At June 30, 2011, 54% of the Company's accounts receivable was due from a single customer, during the three months ended June 30, 2011, and 45% of total revenue was generated from a single customer, for the three months ended June 30, 2010.

* * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

(16)

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

(17)

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

(18)

Corporate Finance

Our Utility Customers

All of the Company’s customers are typically multi-million and mult-billion dollar municipally owned or Fortune 500 investor owned publicly traded utilities with strong Standard & Poor’s credit ratings. The Company generally enters into a purchase or sales agreement with the customer and/or supplier, using the North American Energy Standards Board (“NAESB”), “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in use the natural gas industry. The contract terms are usually 1 to 5 years to supply gas to its customers, however in some cases shorter terms of 1 to 6 months will be considered for some customers. The Company will invoice the customers between the 10th and 15th of each month, for the previous months gas sales, and the customer, in accordance with our “Purchase Agreement”, sends the Company full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of the invoice. The customers have paid all of the invoices for the delivery of gas for the last 5 to 7 years with out fail. This further reduces the risk to the Company and our shareholders.

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

(19)

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

Universal Bioenergy Applies for Listing on the Frankfurt Stock Exchange

On February 8, 2011, we announced that we had applied to have our stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany. The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world, and is the home of the DAX "blue chip" stock market index. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America. No assurances can be provided that we will obtain a listing or the listing will have a beneficial consequence to our company.

Universal Bioenergy and Progas Energy “Strikes Oil & Gas”

On March 3, 2011, we announced that Progas had struck oil and gas on several wells that it had drilled in Texas. Progas is our joint venture partner in developing an oil and gas field in Jim Wells County, Texas. According to Progas, the field possibly houses 20,000,000 Bbls of oil, with an estimated value of $1.74 billion based on the, August 29, 2011 NYMEX, West Texas Intermediate (WTI) price of, $87.42, and over 20,000,000 mcf of natural gas, with an estimated value of $76.00 million, based on the, August 29, 2011 NYMEX price of $3.81. No guarantees can be provided that the oil and gas field can be developed, profitable, or that the price of oil will be similar to the August 29, 2011 price discussed.

Positive Report Update on the Oil and Gas Wells

On August 30, 2011, the Company announced an updated report on the Guerra #2 well. According to Progas, in previous reports regarding the Guerra #2 well, this well was drilled to 4000 feet and tested oil and gas in 12 potentially productive sands at depths from 2200 to 3950 feet, encountering a total of 118 net feet of natural gas pay.

After running 45 days of tests to draw down the pressure of each of the productive zones in the well, and selling test gas to the Tennessee Gas pipeline, the open flow calculations were performed by independent engineer, AP Yang PE of Houston. The resulting open flow calculations were as follows;

a. The lower lobe flow of the Laughlin oil sand deposit tested at 15,541 mcf per day, (mcf/d), or 15,541,000 cubic feet of gas per day

b. The upper lobe flow tested at 5,063 mcf/d or 5,063,000 cubic feet per day

This results in a combined total of 20,604 mcf/d or 20,604,000 cubic feet per day, which is an exceptional rate for a well producing from a depth of 3324 to 3340 feet in depth, a total of 16 net feet of natural gas pay. This is a new zone that was not expected to produce natural gas, and therefore new field discovery documents will be filed with the Railroad Commission of Texas (RRC), which has primary regulatory jurisdiction over the oil and natural gas industry it Texas, to announce its discovery. In addition to the Laughlin sand, there are at least another 9 zones which cored and tested natural gas in over 70 feet of gas sands, and 2 oil sands which tested and flowed oil when perforated, that are behind pipe below the gas zones for production at a later date. It is to be noted, that the calculated open test flow rates are not the flow rates at which the wells will normally operate to produce natural gas. The calculated rates are based on test flows of natural gas to the atmosphere through various choke sizes, (oil and gas service valves) from which is then extrapolated to an absolute open flow potential of the well. A well will normally produce natural gas at a rate of 5% to 15% of the open flow rate.

According to Progas, the reserves estimates for the Guerra #2 well have not been completed at this time, however the preliminary estimates are 100,000 to 150,000 barrels (bbls) oil, and 1,5000,000 mcf to 2,500,000 mcf (1.5 billion cubic feet, “bcf “ to 2.5 bcf) of natural gas which should provide the investors an exceptional return on their investment. Based on the August 29, 2011 NYMEX, West Texas Intermediate (WTI) price of, $87.42 per barrel, the 100,000 to 150,000 bbls of oil would have an estimated value of $8.74 to $13.11 million. Based on the August 29, 2011 NYMEX price of, $3.81 per mcf, the 1,500,000 to 2,500,000 mcf of natural gas would have an estimated value of $5.71 to $9.52 million.

The above estimates of oil and gas are the tests from only one single zone in the Guerra #2 well. There are at least another 9 zones which cored and tested natural gas in over 70 feet of gas sand, and 2 oil sands which tested and flowed oil when perforated, that are behind pipe below the gas zones for production at a later date. The oil and gas and the future revenues from these zones are not included in the estimates indicated above. The investors/partners, Including Universal Bioenergy, that have a working interest in the wells, would receive 60% of the estimated total value of the oil and gas produced and sold from the Guerra #2 well, as indicated above.

(20)

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

(21)

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

(22)

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

NDR Energy Awarded Gas Supply Contract with Ameren Illinois

On August 17, 2011 the Company announced that NDR Energy was awarded a contract to supply natural gas to Ameren Illinois, the third largest natural gas distribution utility in Illinois. The parent company, Ameren Corporation is one of the largest investor owned utilities in the nation, and provides natural gas and electric service to approximately 2.4 million electric customers and nearly one million natural gas customers. Its parent company, traded on the NYSE, reported  revenues of $7.6 billion in 2010.

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

(23)

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

Letter of Intent with Indian Odyssey Corporation

On May 9, 2011, we executed a Letter of Intent with Indian Odyssey Corporation, a Native American company whereby we would act as Developer and Manager for Indian Odyssey for a period of 5 years to develop, explore, drill, manage and market the oil and natural gas potential on lands and territories owned, managed or controlled by Indian Odyssey Rim on behalf of several sovereign Indian Nations and Tribes. Management and their consultants completed their preliminary due diligence and decided not to move forward to complete this transaction. In accordance with the provisions of the Letter of Intent, during the due diligence process, we terminated the Letter of Intent on August 12, 2011

The Company’s Future Plans and Outlook

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

Focus on Earnings

We achieved sales revenue of $36,966,895 for the six months year ending June 30, 2011, as compared to $13,966,895 for the same period in 2010. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

(24)

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

NewProfit Centers

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

(25)

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

Our Beneficial Shareholders

At June 30, 2011, there were 114,153,072 shares of our Common Stock issued and outstanding and there were approximately 41 shareholders of record of our common stock on the records of our transfer agent.. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 81.21 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 4000.

(26)

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

(27)

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

According to Progas, the field was originally discovered in the 50’s and was thought to be a small extension of the Northwest Premont field. However, the field was not developed before the previous operators passed away, and many zones were not known to be potentially productive as have been recently proven with modern drilling and testing techniques. Progas, the operator and developer of the property, prior to our involvement, re-entered existing wells that were abandoned by the previous operator to test potential zones for production. Initial estimated reserves of the field by Progas were under 2,000,000 bbls of oil and just over 4,000,000 mcf of natural gas. However after testing these wells and a considerable geologic study, the projected and estimated reserves were adjusted to over 20,000,000 barrels of oil and 20,000,000 mcf, of gas from 11 potentially productive oil and gas sands. Based on the estimated reserves of the field of 20 million barrels of oil, the oil would have an estimated value of $1.74 billion, based on the August 29, 2011, NYMEX price of $87.42 per barrel. No assurances can be provided that we will benefit from this property or realize a profit from its oil production, if any.

This joint venture is major step for our company, and has three major benefits to us and our shareholders. First it allows us to acquire natural gas reserves from the ground, for a small fraction of the purchase costs that we currently pay to other producers that it markets natural gas for. Second it would provide us with a source of natural gas of our own, which can be marketed to our major utility gas customers throughout the United States While most gas marketers are limited to a 1% to 2% profit on the spread of natural gas prices, (less than 1 cent per mcf), our exploration costs for our share of the field is estimated to be less than 10% of the NYMEX price, allowing us to earn a 90% gross profit. For example, as of August 29, 2011 based on the NYMEX price that day of $3.81 per mcf and allowing we earn a 90% gross profit, we would realize $3.43 per mcf on the spread of gas that we own in the field, and that we sell into the market place. We believe, but cannot guarantee, that this will give us a distinct advantage in the marketplace and a considerably higher profit margin for gas that is sold to our customers. Third, while many gas marketing companies have to buy gas from others, their ability to purchase gas is somewhat subject to availability. We would will be able to supply the natural gas produced (that we own), as well as the natural gas of the other industry partners in the development of the field, such as ProGas, who have offered us the right to market their gas.

(28)

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010

Losses available for common shareholders	$($714,706)	$($613,207)

Other non-cash expenses	2,246	—
Stock issued for services	193,250	18,000

Losses available for common shareholder, as adjusted	$(518,710)	$(595,207)

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 compared to the Three and Six Months Ended June 30, 2010

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the second quarter of 2011, grew at an accelerated growth rate from the previous year of 2010. In 2010, we achieved revenues of $41,320,647 for the entire year, and during the first six months of 2011, we generated revenues of $36,048,232, or 87% of the total revenues for all of 2011

With a business plan focused on producing revenues, current management believes that it has created significant value particularly since the acquisition of NDR Energy on April 12, 2010, in contrast to the pre-acquisition period when there were no revenue generated in the prior 2 to 3 years. Our primary revenues from this period are from the sale of natural gas. Our revenues for the three and six months ended June 30, 2011 were $13,800,878 and $36,048,232 respectively, as compared to $ 13,966,895 and $13,966,895 respectively for the same periods in 2010. (as revenue was realized only in the second fiscal quarter).

Our Cost of Sales for the three and six months ended June 30, 2011 were $13,782,566 and $36,002,148 respectively, as compared to $ 13,951,362 and $13,951,362, respectively, for the same periods in 2010 (as revenue and cost of sales were realized only in the second fiscal quarter). This has resulted in a gross profit margin for three and six months ended June 30, 2011 of $18,313 and $46,085, respectively, as compared to $15,533 and $15,533, respectively, for the same periods in 2010 (as revenue and cost of sales were realized only in the second fiscal quarter). The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and additional high financing and factoring costs added to the gas by the suppliers. Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs; thereby, potentially increasing our net profit.

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

We incurred losses of $137,762 for the three months ended June 30, 2011 and $ 439,402 for the same period in 2010. For the six months ended June 30, 2011 our losses were $714,706 and $613,207 for the same period on 2010. Our accumulated deficit since our inception through June 30, 2011 amounts to $17,493,157. We issued no common shares for services for the three months ended June 30, 2011 and no common shares for services for the same period in 2010. For the six months period ended June 30, 2011 we issued 4,500,000 of common shares for services with an aggregate fair value of $193,250 that was included in the $496,684 in operating expenses for the six months ended June 30, 2011 and 300,000 of common shares for services with an aggregate fair value of $18,000 that was included in the $639,195 in operating expenses for the same period in 2010 Excluding the value of the common shares of $193,250 from the operating expenses of $496,684 would reduce the actual net operating expenses to $303,434 for the six months ended June 30, 2011. We also incurred interest expenses of $81,112 for the three months ended June 30, 2011. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $274,362, would correspondingly reduce our net loss of $137,672 to an adjusted net profit of $136,690 for the three month period ending June 30, 2011 For the six months ended June 30, 2011, we also incurred interest expenses of $366,471. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $559,721, would correspondingly reduce our net loss of $714,706 to an adjusted net loss of $154,985. Based on an adjusted net loss of $154,895 this loss equals only 0.4% of our total revenues of $36,002,148 for the six months period ending June 30, 2011.

(29)

Operating Costs and Expenses.

Our Cost of Sales for the three months ended June 30, 2011 were $13,782,566 as compared to $13,951,362 for the same period in 2010 and for the six months ended June 30, 2011 were $36,002,148 as compared to $13,951,362 for the same period in 2010.  Our primary operation is the marketing of natural gas to our major customers nationwide. Our total operating expenses for the three months ended June 30, 2011 were $159,596 as compared to $470,568 for the same period in 2010 and for the six months ended June 30, 2011 were $496,684 as compared to $ 639,195 for the same period in 2010. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We decreased our total operating expenses for the three months ended June 30, 2011 from $ 470,568 for the period ending 2010, by a total of $310,972, or by 66%, to $159,596 for the same period in 2011 and for the six months ended June 30, 2011 from $ 639,195 for the period ending 2010 by a total of $142,511, or by 22%, to $496,684 for the same period in 2011. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $3,487,777, or 1,207.31% to $6,376,648 for the period ending June 30, 2011, compared to $ 2,888,871 for the same period in 2010. Some of that was long-term physical assets, however most of those assets are supplies of natural gas that we purchased from our suppliers, and held as inventories to sell to our customers. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

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

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($534,142) for the period ending June 30, 2011, as compared to a working capital deficit of ($1,327,747) for the period ending June 30, 2010. The ending deficit was primarily due to the use of common stock to pay for services, the amount of funds borrowed from our creditors, purchase of gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accounts payable and accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending June 30, 2011 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the six months ended June 30, 2011 and 2010 were as follows:

(30)

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended June 31, 2011 was ($160,066) as compared to ($170,942) for the six months ended June 30, 2010. The increase was primarily attributable to the costs associated with NDR’s natural gas operations and hiring new staff.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 was $189,500 as compared to ($409) for the six months ended June 30, 2010. The increase was related to the part of the investment of our subsidiary’s Texas Gulf Oil and Gas’s participation in the initial three oil and gas wells of the Progas Energy Services transaction.

Cash Flows from Financing Activities

Our cash provided by financing activities for the six months ended June 30, 2011 was ($360,190) as compared to $173,903 for the six months ended June 31, 2010. The proceeds were from a series of convertible notes payables and repayment of advances from affiliates.

Liabilities / Indebtedness

Current liabilities increased to $6,320,403 for the six months ended June 30, 2011, compared to $3,657,204 for the same period in 2010. This was primarily due to a $3,591,133 increase in accounts payable from the purchase of supplies of natural gas, accrued expenses. Our long term liabilities are $317,862 for the period ending June 30, 2011, compared to $70,000 for the period ending June 30, 2010. This was primarily due to an increase in the amount long term notes payables.

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

On July 4, 2009, we sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to our company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. On June 24, 2011, this note was converted to 2,000,000 shares of common stock and is no longer due.

On February 16, 2010, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. On June 24, 2011, this note was converted to 650,000 shares of common stock and is no longer due.

On March 30, 2010, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. On June 24, 2011, this note was converted to 430,000 shares of common stock and is no longer due.

On May 25, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. On June 24, 2011, this note was converted to 5,555,555 shares of common stock and is no longer due.

(31)

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

On September 27, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest. On July 29, 2011, this note was converted to 10,000,000 shares of common stock and is no longer due.

On November 23, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.

On December 3, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,800 at 10% interest. The holder has the right to convert the note to common stock.

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

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with an Employee, for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.

On January 18, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock.

On January 19, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock.

On February 23, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock.

(32)

On February 25, 2011, we entered into a six (6) month convertible Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock.

On March 10, 2011 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock.

On March 14, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock.

On March 28, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $72,500 at 10% interest. The holder has the right to convert the note to common stock.

On May 20, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,600 at 10% interest. The holder has the right to convert the note to common stock.

On May 23, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock.

On May 30, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock.

On June 25, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock.

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

(33)

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(34)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended June 30, 2011 except as follows;

On June 15, 2011, the Company converted three of its Notes payable, dated 07/04/09, 02/16/10, 03/30/10 and 05/25/10 for a combined total of $146,600 and issued 8,635,555 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables of $146,600.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2011.

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

(35)

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

(36)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: September 2, 2011	By:	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President