Form 10-Q/A
period 2011-06-30
Universal Bioenergy, Inc.
filed 2011-09-30
CIK 1320729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) supersedes Amendment No. 1 to correctly indicate, (on the first page of this Report), that the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.

Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amended the Quarterly Report on Form 10-Q of UNIVERSAL BIOENERGY, INC. (the “Company”) for the quarter ended June 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 26, 2011. Amendment No. 1 was filed to submit Exhibit 101. Amendment No. 1 revised the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, this Amendment, does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

UNIVERSAL BIOENERGY, INC.

Dated: September 29, 2011	By:	/s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principle Executive Officer)
Principle Financial Officer, and President