Form 10-Q
period 2011-09-30
Universal Bioenergy, Inc.
filed 2011-11-17
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011

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

(949) 559-5017

(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non–Accelerated filer☐   Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common stock, $0.001 par value	197,347,550

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...58-61

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………. 62-63

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
ASSETS: (Substantially pledged)
	September 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$—	$—
Accounts receivables from natural gas sales	2,436,359	12,854,494
Other loans	3,000	3,000
Total current assets	2,439,359	12,857,494

PROPERTY AND EQUIPMENT - net	133,198	136,567

OTHER ASSETS:
Advances to affiliates	10,050	10,050
Investments	189,500	—
Intangible assets	250,000	250,000
Deposit	6,516	6,620
Total other assets	456,066	266,670

TOTAL ASSETS	$3,028,622	$13,260,731

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable to natural gas suppliers	$2,604,640	$12,840,604
Other accounts payable and accrued expenses	438,586	182,410
Accrued interest	27,488	28,985
Line of credit DFS	11,528	12,304
Advances from affiliates	46,450	32,500
Total current liabilities	3,128,692	13,096,803

Long term convertible notes payable	440,359	213,355

TOTAL LIABILITIES	3,569,050	13,310,158

STOCKHOLDERS' DEFICIT:
Preferred stock Series A, $.001 par value, 1,000,000 shares
authorized, zero issued and outstanding shares
September 30, 2011 and December 31, 2010, respectively	—	—
Preferred stock Series B, $.001 par value, 1,000,000 shares
authorized, 232,080 issued and outstanding shares
September 30, 2011 and December 31, 2010, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
140,968,383 and 77,247,517 issued and outstanding as of
September 30, 2011 and December 31, 2010, respectively	140,968	77,248
Additional paid-in capital	18,126,924	16,651,544
Noncontrolling interest	(131,090)	(53,029)
Accumulated deficit	(18,677,462)	(16,725,422)
Total stockholders' deficit	(540,428)	(49,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,028,622	$13,260,731

The accompanying notes are an integral part of these consolidated financial statements

(3)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$13,855,882	$6,388,639	$49,904,114	$20,355,534

COST OF SALES	13,836,654	6,381,535	49,838,802	20,332,897

GROSS PROFIT	19,228	7,104	65,312	22,637

OPERATING EXPENSES:
General and administrative	418,552	530,093	849,998	933,327
Sales and marketing	4,496	5,591	16,656	22,317
Depreciation and amortization expense	153,707	873	206,785	873
Total operating expenses	576,755	536,557	1,073,439	956,517

LOSS FROM OPERATIONS	(557,527)	(529,453)	(1,008,127)	(933,880)

OTHER INCOME (EXPENSE):
Other income	—	(1,143)	(1,219)	(2,007)
Interest expense	435	13,055	(366,036)	23,411
Total other expense	435	11,912	(367,255)	21,404

LOSS FROM CONTINUING OPERATIONS	(557,091)	(541,365)	(1,375,382)	(955,284)

Net (LOSS)	(557,091)	(541,365)	(1,375,382)	(955,284)

Net loss attributable to noncontrolling interest	(27,506)	18,637	(131,090)	40,978

NET INCOME (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(529,585)	$(522,728)	$(1,244,291)	$(914,306)

NET LOSS PER SHARE:
Basic and diluted loss per share	$ *	$(0.01)	$(0.03)	$(0.02)

Weighted average of shares outstanding	55,170,047	49,386,259	54,917,647	46,059,172

* = Less than (.01)

The accompanying notes are an integral part of these consolidated financial statements

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,244,291)	$(914,306)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation expense	3,369	873
Common stock issued for services	326,750	332,007
Amortization of Beneficial conversion features	203,416	—
Common stock issued for debts	327,449	—
Changes in assets and liabilities:
Accounts recievable	10,418,135	(2,412,623)
Prepaid expenses and other assets	104	(3,520)
Accrued expenses and other liabilities	253,902	—
Accounts payable	(10,235,964)	2,767,114
Net cash used for operating activities	52,871	(230,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	—	(13,967)
Purchase of equipment	—	(13,094)
Investment in participation agreement - see note 5	(189,500)	—
Net cash provided by investing activities	(189,500)	(27,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Non-contolling interest in consolidated subsidiary	(78,061)	(40,978)
Advances from affiliates	13,950	707
Principal payments on notes payable	(7,835)	—
Notes payable converted	(327,450)
Proceeds from notes payable	536,025	312,119
Net cash provided by financing activities	136,629	271,848

INCREASE (DECREASE) IN CASH	0.00	14,332

CASH, BEGINNING OF PERIOD	—	2,819

CASH, END OF PERIOD	$0	$17,151

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$327,450	$573,981
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$279,324	$—
Beneficial conversion feature of convertible notes payable	$177,152	$1,149,975

The accompanying notes are an integral part of these consolidated financial statements

(5)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE QUARTERS ENDED SEPTEMBER 30, JUNE 30, AND MARCH 31, 2011

	Common Stock	Preferred A	Preferred B
	Shares	Amount	Shares	Paid-in Amount	Noncontrolling Shares	Accumulated Amount	Additional Capital	Interest	Deficit	Total

BALANCE AT DECEMBER 31, 2010	77,247,517	77,248	—	—	232,080	232	16,651,544	(53,029)	(16,725,422)	(49,427)

Common stock issued for debt conversion	23,770,000	23,770					95,080			118,850

Common stock issued for services @$.04294	4,500,000	4,500					188,750			193,250

Beneficial conversion feature of convertible notes payable							78,450			78,450

Noncontrolling interest								(17,053)		(17,053)

Net loss	—	—	—	—	—	—	—		(577,034)	(577,034)
BALANCE AT MARCH 31, 2011	105,517,517	$105,518	—	$—	232,080	$232	$17,013,824	$(70,082)	(17,302,456)	(252,964)

Common stock issued for debt conversion	8,635,555	8,636					137,964			146,600

Beneficial conversion feature of convertible notes payable							68,950			68,950

Noncontrolling interest								(33,502)		(33,502)

Net loss									(137,672)	(137,672)
BALANCE AT JUNE 30, 2011	114,153,072	$114,153	—	$—	232,080	$232	$17,220,738	$(103,584)	(17,440,128)	(208,589)

Common stock issued for services	3,000,000	3,000					130,500			133,500

Common stock issued for debt conversion	12,400,000	12,400					49,600			62,000

Common stock issued for stock dividend	11,415,311	11,415					696,334		(707,749)	0.00

Beneficial conversion feature of convertible notes payable							29,752			29,752
										—
Noncontrolling interest								(27,506)		(27,506)

Net income									(529,585)	(529,585)
BALANCE AT SEPTEMBER 30, 2011	140,968,383	$140,968	—	$—	232,080	$232	$18,126,924	$(131,090)	(18,677,462)	(540,428)

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company’s primary business focus is the production, marketing and sales of natural gas, petroleum, coal, propane and alternative energy. Through it’s 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 27 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions, the most recent of which was the 49% stake of NDR Energy Group LLC.

NDR Energy Group LLC

In April 2010, the Company expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, the Company has contracts signed with 27 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group’s customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

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

(7)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

On April 12, 2010, the Company acquired a direct 49% financial interest in NDR Energy Group, LLC (“NDR”). Additionally, an entity owned by officers of the Company acquired an additional 2% financial interest in NDR for a total direct and indirect financial interest and control of 51% of NDR. The operating agreement of NDR, provides for voting in proportion to ownership. The Company indirectly has 51% voting control of NDR and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements.

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

(8)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and 2010 the Company had no cash equivalents.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/Amortization Period

Building	40 Years
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

(9)

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

The three-level hierarchy for fair value measurements is defined as follows:

• Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

• Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

• Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

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

(10)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Net Loss available for common shareholders	$(1,244,291)	$(914,306)

Weighted average common shares outstanding	(54,917,647)	(46,059,172)
Basic and fully diluted net loss per share	$(.03)	$(.02)

Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On November 3, 2007, the Company authorized an aggregate of 1,000,000 preferred series A and B shares, at $.001 par value. Presently, there are no series A issued and outstanding, and 232,350 series B preferred shares issued and outstanding as of September 30, 2011. On July 22, 2010 the Company cancelled the 100,000 preferred A shares of the Company where as no preferred A shares were issued and outstanding of that date. The Series A preferred shares were cancelled by the transfer agent on June 15, 2011 and returned to the Company.

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock to 1,000,000,000 shares at $.001 par value, and 140,968,383 shares of common stock were issued and outstanding as of September 30, 2011.

Common Stock Issued

Fiscal Year 2011

At September 30, 2011, there were no outstanding stock options or warrants.

On February 10, 2011, the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements, valued at $42,000 on the date of issue.

On February 14, 2011, the Company issued 2,500,000 shares of common stock to a consultant in accordance with their consulting agreement valued at $111,250 on the date of issue.

On February 15, 2011, the Company converted three of its Notes payable, dated 4/26/10, 5/24/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $21,750.

On February 15, 2011, the Company converted an additional three of its Notes payable dated 4/26/10, 5/24/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $21,750. These notes were for a different investor than the one indicated above.

On February 15, 2011, the Company issued 1,000,000 shares of common stock to a consultant in accordance with their agreement valued at $40,000 on the date of issue.

On March 7, 2011, the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $32,000.

On March 14, 2011, the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000 and issued 5,600,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $28,000.

On March 22, 2011, the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $15,350.

On June 24, 2011, the Company converted four of its Notes payable dated 7/4/09, 2/16/10, 3/20/10 and 5/25/10 for a combined total of $146,600 and issued 8,635,555 shares of common stock. This conversion of debt reduced their notes payables by $146,600.

(11)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – EQUITY (CONT’D)

On July 12, 2011, the Company issued 11,415,311 shares of common stock, as a stock dividend to all registered shareholders of record in accordance with the Company’s resolution and declaration. Previously, on June 6, 2011, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 1, 2011, on a 10 for 1 basis the stock indicated above.

On July 29, 2011 the Company converted one of its Notes payable dated 9/27/10, for a total of $50,000 and issued 10,000,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced their notes payables by $50,000.

On September 14, 2011, the Company issued 3,000,000 shares of common stock for services, of which 1,000,000 shares were issued to an employee of the Company, and 1,000,000 shares each, was issued to two employees of NDR Energy Group LLC for services, valued at $133,500 on the date of issue.

On September 22, 2011 the Company converted one of its Notes payable dated 11/23/10, for a total of $12,000 and issued 2,400,000 common shares for that conversion. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes payables by $12,000.

On October 12, 2011 the Company converted one of its Notes payable dated 12/31/10, for a total of $30,000 and issued 1,500,000 common shares for that conversion. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Notes payables by $30,000.

On October 19, 2011 the Company completed a partial conversion of one of its Notes payable dated 12/31/10, and issued 23,545,000 common shares for that conversion. On October 20, 2011 the Company completed the final conversion of this Note and issued 18,487,600 shares for that conversion. The principal amount of the Note was $164,833, with $45,329 in accrued interest due on the Note upon conversion. The total amount due to the Holder at the time of conversion, (with principal and interest) was $210,162. This conversion of debt reduced the Company’s Notes payables by $210,162.

On October 25, 2011 the Company completed a partial conversion of one of its Notes payable dated 08/26/10, with a principal amount of $36,919. A total of $27,249 worth of the Note was converted, and 5,449,800 common shares were issued for that part of the conversion, which leaves a remaining balance of $9,670 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Notes payables by $27,249.

On October 27, 2011 the Company converted one of its Notes payable dated 12/31/10, with a principal amount of $16,045, and one dated 12/31/10 for $89,014 and issued 7,396,767 common shares for that conversion. The combined principal amount of the Notes was $105,059, with $10,238 in combined accrued interest due on the Notes upon conversion. The total amount due to the Holder at the time of conversion, (with principal and interest) was $115,297. This conversion of debt reduced the Company’s Notes payables by $115,297.

Fiscal Year 2010

On September 13, 2010 the Company converted two of its Notes payable dated 11/22/09, to a total of 2,000,000 shares of common stock. This conversion of debt reduced their notes payables of $45,000 and $6,157 in accrued interest with a total reduction by $51,157.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011	December 31,2010
Equipment	$13,094	$13,094
Land	50,000	50,000
Building	75,000	75,000
Accumulated depreciation	(4,896)	(1,527)
Total	$133,198	$136,567

There was $1,123 and $873 depreciation expense for the three months ended September 30, 2011 and 2010 respectively. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of September 30, 2011. The Company in its Form 10-K Annual Report for the period ending December 31, 2009, in Part II — “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on page 22, and additionally under “Item 8 - Financial Statements, Note 3 – Summary of Significant Accounting

Policies” on page F-10, under “Impairment of Long-Lived Assets”, stated, “There were events or changes in circumstances that necessitated an impairment of long lived assets. During 2008, the Company impaired its long lived assets based on the value of the Land, Equipment, and building facility by $1,655,972. Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.” The property and equipment was subsequently impaired to a net value of $136,567 as reported in our Form 10-K Annual Report for the period ending December 31, 2010, in Part II – Item 8 – Financial Statements on the Consolidated Balance Sheet on page F-2. The Company impaired the assets to its net realizable value and adjusted accumulated depreciation to zero during that impairment.

(12)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	September 30, 2011	December 31, 2010
On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock. The Note is secured by the general assets of the Company with total assets of $13,260,731, including the property at 128 Biodiesel Drive, Nettleton, MS, with a net book value of $136,567 at December 31, 2010. On June 24, 2011 this Note was converted. See Note 5 - Equity for more details	—	25,000

On February 16, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock. On June 24, 2011 this Note was converted. See Note 5- Equity for more details	—	13,000

On March 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,600 at 10% interest. The holder has the right to convert the note to common stock. On June 24, 2011 this Note was converted. See Note 5- Equity for more details	—	8,600

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	6,750

On April 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	6,750

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	10,500

On May 24, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	10,500

On May 25, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock. On June 24, 2011 this Note was converted. See Note-5 Equity for more details	—	100,000

On June 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock. On March 7, 2011 this Note was converted. See Note-5 Equity for more details	—	32,000

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	4,500

On July 15, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock. On February 15, 2011 this Note was converted. See Note-5 Equity for more details	—	4,500

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock. *See note below	36,919	36,919

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock. *See note below	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock. *See note below	25,200	25,200

On November 23, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On September 22, 2011 this Note was converted. See Note-5 Equity for details	—	12,000

On September 27, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $50,000 at 10% interest. The holder has the right to convert the note to common stock. On July 29, 2011 this Note was converted. See Note-5 Equity for more details	—	50,000

On May 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock. On March 14, 2011 this Note was converted. See Note-5 Equity for more details	—	28,000

On July 20, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $15,350 at 10% interest. The holder has the right to convert the note to common stock. On March 22, 2011 this Note was converted. See Note-5 Equity for more details	—	15,350

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock. *See note below	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	16,045	16,045

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	163,694	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	164,833	164,833

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	30,000	30,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	165,000	165,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. *See note below	89,014	89,014

On January 18. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	10,000	—

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	10,000	—

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock. *See note below	45,400	—

On February 25. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock. As of September 30, 2011, $7,835 has been repaid. *See note below	1,565	—

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below	25,000	—

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	25,000	—

On March 28, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $72,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	72,500	—

On May 20, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,600 at 10% interest. The holder has the right to convert the note to common stock. *See note below	20,600	—

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	89,000	—

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock. *See note below	110,424	—

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock. *See note below	49,200	—

On July 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock. *See note below	40,000	—

On August 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock. *See note below	29,500	—

Total long-term note payable	1,384,994	1,184,255

Less current portion	—	—

Less Discount from Beneficial Conversion Feature	(944,635)	(970,900)

Long-term portion of note payable	$440,359	$213,355

Principal maturities of notes payable as of September 30, 2011 for the next five years and thereafter is as follows:

2011	$-0-
2012	$856,805
2013	$189,465
2014	$338,724
2015	$-0-
Total	$1,384,994

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

* For more information on the Convertible Notes see Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Debt” - Convertible Debt, pages 45 through 49, and Item 8 - Note 7, “Convertible Notes Payable” pages F-16 through F-20, and Part I – Item 1A, “Risk Factors”, pages 18 through 25 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(15)

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $18,677,462 and $16,725,422 as of September 30, 2011 and December 31, 2010, respectively, which expire in various years through 2031, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit of $18,677,462 and $16,725,422 as of September 30, 2011 and December 31, 2010, respectively, an increase of $1,244,291 because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net perating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

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

(16)

NOTE 10 – ACQUISTION

Entry into a Material Definitive Agreement

Universal Bioenergy Inc., a Nevada corporation and NDR Energy Group, LLC, a Maryland limited liability company (“NDR” or “NDR Energy Group”), entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of April 12, 2010.  Pursuant to the Purchase

Agreement and subject to the conditions set forth therein, the Company purchased forty nine 49% of the Member Interests of NDR for common stock of the Company

The completion of the acquisition was approved by the Board of Directors of the Company.

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

	Nine Months Ended
	2011	2010

REVENUES	49,904,114	20,355,534

Net Loss	(1,375,382)	(955,284)

Net income per share basic and diluted	$(0.02)	$(0.02)

Weighted average of shares outstanding	54,917,647	46,059,172

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time

(17)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

On October 17, 2011, the Company entered into a Member Interest Exchange Agreement for the acquisition of a 40% stake in Whitesburg Friday Branch Mine LLC, of Kentucky, from JLP and Partners LLC. The Whitesburg Friday Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in steam plant electric power production. The Closing of the transaction is expected to occur in the fourth calendar quarter of 2011.

On October 25, 2011, NDR Energy Group signed a natural gas supply agreement with Laclede Gas Company. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. Laclede Gas Company is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial and industrial customers in the city of St. Louis and ten other counties in Eastern Missouri. Laclede Gas Company is a wholly owned subsidiary of the Laclede Group, Inc., a public utility holding company which reported over $1.73 billion in revenue 2010, in its SEC filings.

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has accumulated deficit totaling $18,677,462 from its inception to September 30, 2011. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

For more information on any Commitments And Contingencies, see Part II – Item 8 – Note 10, “Commitments And Contingencies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our situation has not changed materially from the description in the Annual Report on Form 10-K.

NOTE 15 - CONCENTRATIONS

At September 30, 2011, 94% of the Company's accounts receivable was due from a single customer, during the three months ended September 30, 2011, and 61% of total revenue was generated from a single customer, for the three months ended September 30, 2011.

* * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

(18)

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
  Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, liquefied natural gas (LNG) and refined products.
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

Our primary business focus is the production, marketing and sales of natural gas, petroleum, coal propane and alternative energy. Through our subsidiary NDR Energy Group LLC, we presently sell natural gas to 27 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions, the most recent of which was NDR Energy Group LLC.

(19)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

Recent Developments

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy markets natural gas, and was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 27 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy’s customers currently include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. NDR Energy’s gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

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

Corporate Finance

Our Utility Customers

All of the Company’s customers are typically multi-million and multi-billion dollar municipally owned or Fortune 500 investor owned publicly traded utilities with strong Standard & Poor’s credit ratings. The Company generally enters into a purchase or sales agreement with the customer and/or supplier, using the North American Energy Standards Board (“NAESB”), “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in use the natural gas industry. The contract terms are usually 1 to 5 years to supply gas to its customers, however in some cases shorter terms of 1 to 6 months will be considered for some customers. The Company will invoice the customers between the 10th and 15th of each month, for the previous months gas sales, and the customer, in accordance with our “Purchase Agreement”, sends the Company full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of the invoice. The customers have paid all of the invoices for the delivery of gas for the last 5 to 7 years without fail. This further reduces the risk to the Company and our shareholders.

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

(20)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

Recent Developments and Significant Accomplishments

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

Universal Bioenergy Applies for Listing on the Frankfurt Stock Exchange

On February 8, 2011, we announced that we applied to have our stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany. The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world, and is the home of the DAX "blue chip" stock market index. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America. No assurances can be provided that we will obtain a listing or the listing will have a beneficial consequence to our company.

Universal Bioenergy and Progas Energy “Strikes Oil & Gas”

On March 3, 2011, we announced that Progas had struck oil and gas on several wells that it had drilled in Texas. Progas is our joint venture partner in developing an oil and gas field in Jim Wells County, Texas. According to Progas, the field possibly houses 20,000,000 Bbls of oil. No guarantees can be provided that the oil and gas field can be fully developed or profitable.

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

Standard & Poor's Initiates Factual Stock Report Coverage on Universal Bioenergy

On April 7, 2011, Standard & Poor’s announced that it commenced Factual Stock Report coverage our company. S&P’s Factual Stock Report coverage is accessible on an ongoing basis to the investment community by scores of buy-side institutions, and sell-side firms that utilize S&P research and information platforms daily. S&P’s Report is distributed to an estimated 85,000 brokers and financial consultants, scores of global institutional fund managers, and over 24 million self-directed online individual investors. The weekly Report covers the latest pricing, trading volume, recent developments, a financial review, key operating information, Industry and peer comparisons, institutional holdings analysis, Street Consensus and opinions, performance charts, business summary, fundamental data, and news.

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

Universal’s 2010 President’s Annual Letter To Our Shareholders

On April 29, 2011,management issued its 2010 Annual Letter to Shareholders that covered updates on our operations, finances and future outlook for the shareholders and the investment community. A complete copy of the Letter can be read in the attachment to the Current Report on Form 8K filed with the SEC on April 29, 2011.

Universal’s NDR Energy Group Awarded $2.8 Million Gas Supply Agreement with Nicor Gas

On May 5, 2011, we announced that NDR Energy was awarded a contract to supply natural gas to Nicor Gas, one of the nation's largest gas distribution companies. Accordingly to Nicor, Nicor has distributed natural gas for over 50 years, and serves more than 2 million customers in a service territory that encompasses most of the northern third of Illinois, excluding the city of Chicago. In 2010, the customer’s parent company reported revenues of over $2.7 billion. The value of gas to be supplied under the agreement is expected, but not guaranteed, to be approximately $2.8 million. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas. The natural gas is scheduled to be delivered to Nicor Gas at a rate of 6750 mcf per day from December 1, 2010, through February 28, 2012.

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

(21)

Univeralsl Bioenergy Increases Authorized Shares of Common Stock to 1 Billion Shares

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

The Company received the final notification and confirmation from FINRA on June 8, 2011 announcing the final approval to distribute the common stock dividend to our shareholders. The final notification was posted on FINRA’s, OTC Bulletin Board website at www.otcbb.com, under the tab “Daily List”, and the “Headlines By Date”, 2011 Daily List Index for dividends for June 8, 2011.

Of the 11,415,311dividend shares, a total of 8,666,676 shares were issued as free trading shares, pursuant to an exemption from registration requirements of Rule 144, under the Securities Act of 1933 (the “Securities Act”), to all shareholders holding free trading shares as of the record date.

On July 12, 2011, the 8,666,676 dividend shares were deposited with the Depository Trust Company (“DTC”), and registered in the name of the DTC’s nominee, CEDE & Company, who subsequently distributed the shares to the DTC’s participants, banks and broker dealers for final distribution and deposit of the shares into the accounts of the beneficial shareholders. The balance of the 11,415,311 shares, or a total of 2,748,635 dividend shares were issued with a restrictive legend in a hard certificate form and sent via certified mail to all shareholders with restricted shares as of the record date.

Our management contends that the payment of a dividend in stock instead of cash allows our company to maintain our cash and still reward our shareholders with a dividend. We feel this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our company.

Universal Expands Into Propane Gas Market

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

Letter of Intent Signed with Whitesburg Friday Branch Mine LLC

On August 11, 2011, we signed a Letter of Intent with Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company to acquire a major interest in its thermal coal production and mining operations in eastern Kentucky. No assurances can be provided that a definitive agreement shall be reached.

(22)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

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

Report Update on the Northwest Premont Oil & Gas Field Development

On August 30, 2011, we announced an updated report on the Guerra #2 well. According to Progas, in previous reports regarding the Guerra #2 well, this well was drilled to 4000 feet and tested oil and gas in 12 potentially productive sands at depths from 2200 to 3950 feet, encountering a total of 118 net feet of natural gas pay.

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

According to Progas, the reserves estimates for the Guerra #2 well have not been completed at this time, however the preliminary estimates are 100,000 to 150,000 barrels (bbls) oil, and 1,5000,000 mcf to 2,500,000 mcf (1.5 billion cubic feet, “bcf “ to 2.5 bcf) of natural gas.

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

NDR Energy Group Signs Contract with Duke Energy Commercial Asset Management Group, Inc

On September 26, 2011, we announced that NDR Energy Group, its subsidiary, signed an agreement to supply natural gas to Duke Energy Commercial Asset Management Group Inc., the commercial power division of Duke Energy, one of the largest electric power companies in the United States. Duke Energy, is a Fortune 500 company, traded on the New York Stock Exchange, and reported revenues of $14.27 billion in 2010 in their SEC filings. Duke Energy supplies and delivers energy to approximately 4 million U.S. customers. They have approximately 35,000 megawatts of electric generating capacity in the Carolinas and the Midwest, and natural gas distribution services in Ohio and Kentucky. Their commercial and international businesses own and operate diverse power generation assets in North America and Latin America, including a portfolio of renewable energy assets.

Universal Bioenergy Launch of New Corporate Website

On October 11, 2011, the Company launched a totally new corporate website to better serve the needs of its shareholders, investors and the public interests. The new website reflects Universal’s commitment to be one of the largest independent energy companies, and provides the investment community with the most current information on the Company’s products, mergers, acquisitions, growth and expansion. It also highlights the Company’s subsidiaries such as NDR Energy Group and Texas Gulf Oil & Gas.

The corporate website was designed specifically with our shareholders in mind, and was designed to allow the user the ability to explore a wide variety of valuable information about the Company. Among the highlights of the website are, a History of the Company, Business Strategy, Marketing Plans, Product Distribution, the Energy Industry and Future Plans and Outlook of the Company. It also features current information on the Company’s Stock Performance, a Newsroom, News Releases, a weekly Standard & Poor’s Factual Stock Report on Universal and an extensive Investors Relations section for their shareholders and investors. The website can be located at www.universalbioenergy .com. The website and its contents are expressly not incorporated into this filing.

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, the Company will acquire 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.5 million. The Whitesburg Friday Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

Steam plant electrical power production is highly dependent on thermal coal. Thermal coal is used as a primary source of energy for coal fired steam powered generators in electric utility plants. The Whitesburg mining operations are the surface and high wall mining type, and does not include any underground mining. Whitesburg already owns the leases for the coal mineral rights and has the required mining permits from the State of Kentucky. Since NDR Energy Group already sells natural gas to our electric utility customers to generate electricity, thermal coal would give us another energy related product to sell to our current and expanding customer base to increase our revenues. The Agreement also includes provisions for us to develop the oil and natural gas potential on the mine property if these resources are discovered. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the chemical, polymer and other industries. Additionally, an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas). According to Whitesburg Friday branch Mine LL, the mine is projected to produce over $264 million in revenues from the sale of coal in the next 5 years. No assurances can be provided that such revenues will transpire.

(23)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

The Closing of the transaction is expected to occur in the fourth calendar quarter of 2011.

Each of the Company and Whitesburg has made customary representations and warranties in the Exchange Agreement. Whitesburg has also agreed to various covenants in the Exchange Agreement, including, among other things, (i) to conduct its business in the ordinary course consistent with past practice in all material respects during the period between the execution of the Exchange Agreement and the Closing of the transaction, and (ii) not to solicit alternate transactions.

The completion of the transaction is subject to various customary conditions, including (i) final approval of the Closing of the acquisition by our the Board of Directors, (ii) ) the obtaining of all requisite regulatory, administrative, or governmental authorizations and consents, and (iii) other customary closing conditions.

The foregoing description of the Exchange Agreement is only a summary, does not purport to be complete. We will file a copy of the Exchange Agreement as part of a Form 8-K after the Closing of the transaction and within the time frames required under the Securities Exchange Act of 1934.

NDR Energy Group Signs Contract with Laclede Gas Company

On October 25, 2011, NDR Energy Group completed the execution of a natural gas supply agreement with Laclede Gas Company. Laclede Gas is a public utility engaged in the retail distribution and sale of natural gas. According to Laclede Gas Company, it is the largest natural gas distribution utility in Missouri, serving approximately 630,000 residential, commercial and industrial customers in the city of St. Louis and ten other counties in Eastern Missouri. As an adjunct to its gas distribution business, Laclede Gas Company operates an underground natural gas storage field, a propane storage cavern and propane vaporization facilities. Laclede Gas Company is a wholly owned subsidiary of the Laclede Group, Inc., a public utility holding company which reported over $1.73 billion in revenue 2010, in its SEC filings.

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

Market Expansion

Management believes that there are currently 3240 utilities in the United States. Through NDR Energy, we have firm contracts signed with 27 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits. No timeline can be estimated at this point as to when we will implement or accomplish this business plan.

(24)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Focus on Earnings

We achieved sales revenue of $49,904,114 for the nine months year ending September 30, 2011, as compared to $20,355,534 for the same period in 2010. Our cost of sales was $49,838,802 for the nine months year ending September 30, 2011, as compared to $20,332,897 for the same period in 2010. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

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

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy, we presently sell natural gas to 27 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

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

(25)

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

Our Beneficial Shareholders

At September 30, 2011, there were 140,968,383 shares of our Common Stock issued and outstanding and there were approximately 43 shareholders of record of our common stock on the records of our transfer agent.. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 81.22 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 4000.

(26)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

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

Universal Bioenergy North America

Discontinued Operations

Universal Bioenergy North America, Inc., (UBNA), is a subsidiary of our company. It is a Nevada corporation that was formed on January 23, 2007 that was acquired by our company in December 2007, for the purpose of operating a biodiesel plant in the city of Nettleton, County of Monroe, Mississippi to produce biodiesel fuel and a marketable byproduct of glycerin. The biodiesel plant was acquired by Universal Bioenergy North America out of a bankruptcy action. As of the date of this report, we have not manufactured any biodiesel fuel We have generated no revenues from the subsidiary, Universal Bioenergy North America, Inc., as the refinery was not in production as of September 30, 2011. Due to the current state and future outlook of the biodiesel market, management decided to dismantle the refinery, and engaged an outside contractor to complete the work.

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

On August 31, 2011, the property located in Nettleton that was formerly used as a biodiesel refinery, was sold by the Monroe County Chancery Clerk, of the State of Mississippi at a county tax forfeiture sale to recover the property taxes due the County. After consulting with our outside professionals, and due to the circumstances indicated above regarding the dismantling of the plant, the negative state of the biodiesel industry and our new direction to pursue the production and marketing of natural gas, petroleum, coal and propane; our management determined that retaining the property would provide no further benefit to our company, and furthermore it was not consistent with our long-term business objectives. Therefore, it was decided not to pay the property taxes, thereby forfeiting the property and allow the Monroe County Chancery Clerk to sell the property at the tax forfeiture sale. According to the Monroe County tax records, the property was purchased at the tax forfeiture sale by another company which had no relationship with our company, or any of our Officers, Directors or Employees.

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

(27)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

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

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010

Losses available for common shareholders	$($1,375,382)	$($955,284)

Other non-cash expenses	1,123	873
Stock issued for services	326,750	332,007

Losses available for common shareholder, as adjusted	$($1,047,509)	$($622,404)

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 compared to the Three and Nine Months Ended September 30, 2010

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the third quarter of 2011, grew at an accelerated growth rate from the previous year of 2010. In 2010 we achieved revenues of $41,320,647 for the entire year, and during the nine months of 2011 we generated revenues of $49,904,114, or 121% of the total revenues for all of 2010.

With a business plan focused on producing revenues, current management believes that it has created significant value particularly since the acquisition of NDR Energy on April 12, 2010, in contrast to the pre-acquisition period when there were no revenue generated in the prior 2 to 3 years. Our primary revenues from this period are from the sale of natural gas.    Our revenues for the three and nine months ended September 30, 2011 were $13,855,882 and $49,904,114 respectively, as compared to $6,388,639 and $20,355,534 respectively for the same periods in 2010.  This results in an increase in revenues of $7,467,243 or 117% and $29,548,548 or 145% for the three and nine months ended September 30, 2011, as over the same period for 2010.

Our Cost of Sales for the three and nine months ended September 30, 2011 were $13,836,654 and $49,838,802 respectively, as compared to $6,381,535 and $20,332,897, respectively, for the same periods in 2010. This has resulted in a gross profit margin for three and nine months ended September 30, 2011 of $19,228 and $65,312, respectively, as compared to $7,104 and $22,637, respectively, for the same periods in 2010.  The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and additional high financing and factoring costs added to the gas by the suppliers. Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs; thereby, potentially increasing our net profit.

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

We incurred losses of $529,585 for the three months ended Sept 30, 2011 and $522,728 for the same period in 2010. For the nine months ended September 30, 2011 our losses were $1,244,291 and $914,306 for the same period on 2010. Our accumulated deficit since our inception through September 30, 2011 amounts to $18,677,462. We issued 3,000,000 common shares for services for the three months ended September 30, 2011 and 5,233,450 common shares for services for the same period in 2010. For the nine months period ended September 30, 2011 we issued 7,500,000 of common shares for services with an aggregate fair value of $326,750 that was included in the $1,073,439 in operating expenses for the nine months ended September 30, 2011 and issued 5,983,450 of common shares for services with an aggregate fair value of $332,007 that was included in the $956,517 in operating expenses for the same period in 2010. Excluding the value of the common shares of $326,750 from the operating expenses of $1,073,439 would reduce the actual net operating expenses to $746,689 for the nine months ended September 30, 2011. We also incurred interest expenses of $366,036 for the nine months ended September 30, 2011. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $692,786, from the net loss of $1,244,291, would correspondingly reduce our net loss of $1,244,291 to an adjusted net loss of $551,505 for the nine month period ending September 30, 2011. Based on an adjusted net loss of $551,505, this adjusted net loss equals only 1.1% of our total revenues of $49,904,114 for the nine months period ending September 30, 2011.

(28)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

Operating Costs and Expenses.

Our Cost of Sales for the three months ended September 30, 2011 were $13,836,654 as compared to $6,381,535 for the same period in 2010 and for the nine months ended September 30, 2011 were $49,838,802 as compared to $20,332,897 for the same period in 2010.  Our primary operation is the marketing of natural gas to our major customers nationwide. Our total operating expenses for the three months ended September 30, 2011 were $576,755 as compared to $536,557 for the same period in 2010, and for the nine months ended September 30, 2011 were $1,073,439 as compared to $956,517 for the same period in 2010. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We increased our total operating expenses for the three months ended September 30, 2011 from $536,557 for the period ending 2010, by a total of $40,198, or by 7.5%, to $576,755 for the same period in 2011. We incurred an increase in operating expenses for the nine months ended September 30, 2011, from $956,517 for the same period ending 2010 by a total of only $116,922, or by 12.2%, to $1,073,439 for the same period in 2011. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $26,040 or 1% to $3,028,622 for the period ending September 30, 2011, compared to $3,002,582 for the same period in 2010. Some of that was long-term physical assets, however most of those assets are supplies of natural gas that we purchased from our suppliers, and held as inventories to sell to our customers. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas to its 27 electric utility customers through NDR Energy. Our revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability and future growth of are largely dependent on a number of factors including, the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($689,333) for the period ending September 30, 2011, as compared to a working capital deficit of ($614,095) for the period ending September 30, 2010. The ending deficit was primarily due to the use of common stock to pay for services, the amount of funds borrowed from our creditors, purchase of gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accounts payable and accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending September 30, 2011 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended September 30, 2011 was $52,871 as compared to ($230,455) the nine months ended September 30, 2010. The decrease was primarily attributable to the accruing certain management salaries, issuing stock for professional services in lieu of cash payments and the reduction of Notes payable and interest with stock in lieu of cash payments.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $(189,500) as compared to ($27,061) for the nine months ended September 30, 2010. The increase was related to the part of the investment of our subsidiary’s Texas Gulf Oil and Gas’s participation in the initial three oil and gas wells of the Progas Energy Services transaction.

Cash Flows from Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2011 was $136,629 as compared to $271,848 for the nine months ended September 30, 2010. The proceeds were from a series of convertible Notes payables and repayment of advances from affiliates.

Liabilities / Indebtedness

Current liabilities increased to $3,111,992 for the nine months ended September 30, 2011, compared to $3,043,869 for the same period in 2010. This was primarily due to a $384,472 decrease in accounts payable from the purchase of supplies of natural gas and offset by an increase in accrued expenses of $438,586. Our long term liabilities are $440,359 for the period ending September 30, 2011, compared to $312,119 for the period ending September 30, 2010. This was primarily due to an increase in the amount long term notes payables.

(29)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

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

On August 26, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. On October 25, 2011 the Company completed a partial conversion of $27,249 worth of the Note to 5,449,800 shares of common stock, which leaves a remaining balance of $9,670 of the principal of the Note.

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

On November 23, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On September 22, 2011 this Note was converted to 2,400,000 shares of common stock and is no longer due.

On December 3, 2010 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,800 at 10% interest. The holder has the right to convert the note to common stock.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. On October 27, 2011 this Note was converted to 869,100 shares of common stock and is no longer due.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.

On December 31, 2010 we entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. On October 19, 2011, the Company completed a partial conversion of this Note to 23,545,000 shares of common stock. On October 20, 2011, the Company completed the final conversion of this Note to 18,487,600 shares of common stock and the Note is no longer due.

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with an Employee, for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. On October 12, 2011 this Note was converted to 1,500,000 shares of common stock and is no longer due.

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

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. On October 27, 2011 this Note was converted to 6,527,667 shares of common stock and is no longer due.

(30)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONT’D

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

On July 29, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock.

On August 29, 2011, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q Report in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

(31)

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(32)

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

ITEM 1A - Risk Factors

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in that Form 10-K Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended September 30, 2011 except as follows;

On September 14, 2011, the Company issued 3,000,000 shares of common stock for services, of which 1,000,000 shares were issued to an employee of the Company, and two employees of NDR Energy Group LLC were each issued 1,000,000 shares for services. The total value of the shares was $133,500 on the date of issue.

On September 22, 2011 the Company converted one of its Notes payable dated 11/23/10, for a total of $12,000 and issued 2,400,000 common shares for that conversion. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes payables of $12,000.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2011.

Item 4. Removed and Reserved

 Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form.

(33)

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

(34)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: November 14, 2011	By /s/ Vince M. Guest
Vince M. Guest
Chief Executive Officer (Principal Executive Officer)
Principle Financial Officer, and President