Form 10-K
period 2011-12-31
Universal Bioenergy, Inc.
filed 2012-04-16
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes    ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6,260,049

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2011, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of April 13, 2012, there were 282,613,298 shares of Common Stock, $0.001 par value per share issued and outstanding, and 232,080 Series B preferred stock $.001 par value per share outstanding.

Documents Incorporated By Reference -None

(1)

Universal Bioenergy, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND 2010

(2)

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations, “and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

·	management's plans, objectives and budgets for its future operations and future economic performance;
·	capital budget and future capital requirements;
·	meeting future capital needs;
·	realization of any deferred tax assets;
·	the level of future expenditures;
·	impact of recent accounting pronouncements;

·         the outcome of regulatory and litigation matters;

·         the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of federal policy on oil and gas;
o	the political, social and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

(3)

PART I

As used in this annual report, “we”, “us”, “our”, “Universal”, “Universal Bioenergy” “Company” or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

ITEM 1. BUSINESS.

General

Overview of Our Company

Universal Bioenergy Inc.

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group trading systems under the trading symbol “UBRG”. Universal Bioenergy Inc., was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

The Company’s primary business focus is the production, marketing and sales of natural gas, petroleum, coal, propane and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions. The Company achieved revenues of $71.74 million, and had total assets of $11.21 million as of December 31, 2011.

Our principal and administrative offices are located at 19800 MacArthur Blvd., Suite 300, Irvine, California 92612. Our telephone number is 949-559-5017.

Universal Bioenergy files or furnishes various reports with the Securities and Exchange Commission (“SEC”). These reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“1934 Act”), are available free of charge on Universal Bioenergy’s corporate website, www.universalbioenergy.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The information contained on these websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. Reports filed with the SEC are also made available on its website at www.sec.gov.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy Group was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 28 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

In the year 2010, management re-organized and re-structured the Company with a new strategic direction and business plan, of which these strategies were implemented in 2011 and are ongoing. Our primary objective is to exploit changes in the energy market, with the intent to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital, for the long-term growth of our Company. We believe this is the ultimate measure of our success.

Our management is proud of our results this past year, and believes that our business model and strategy is working very successfully. Universal Bioenergy is a high growth company that is rapidly growing at double-digit rates. The Company achieved sales of $41,320,647 for 2010 and increased its sales by 73.64% to a record $71,747,840 in 2011.

By building on our successes in 2011, we plan to achieve these future objectives by pursuing the following strategies;

Mergers and Acquisitions

We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, propane, petroleum, coal and alternative energy industries. This may also include liquefied natural gas (LNG), compressed natural gas (CNG), biofuels, syngas and acquisitions of patented energy technologies.

Vertical Integration and Acquisition of Our Own Oil and Gas Supplies

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

Oil and Gas Field Development

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

Strategic Focus on Increasing Earnings.

A major goal for the fiscal 2012 year and beyond is to begin to generate earnings for the Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers which will include gas storage, physical and financial gas trading, transportation, management and higher sales of natural gas, propane, oil and coal. We also plan to obtain our natural gas supplies at the wellhead and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Our Company’s Capital Structure

In its efforts to grow the Company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and determine the best capital structure for the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. Management decided not to raise capital through an equity offering in its initial start-up and development stage for a variety of reasons. Since the Company is in a high growth stage, it required immediate capital to rapidly expand, grow, restructure its operations, enter new markets, finance new acquisitions and execute its marketing plans, raising capital through debt financing was in management’s opinion, our best alternative. This strategy resulted in our gaining a greater share of the energy market, increased revenues, increased assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. Management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities and financing for the Company’s future growth at that time. For more detailed information please see; Item 7 - Management's Discussion and Analysis of Financial Condition and Results of or Plan of Operation, under The Company’s Capital Structure, and Convertible Debt.

Business Development

In 2009 our present management team inherited a development stage company that, although it had more than nominal operations and assets consisting of more than cash or cash equivalents, it generated no revenue, earnings, had limited operations, and had very little volume and liquidity in its stock, since it was established in 2004. Since 2009, we believe the current management team, managed to build a strong, solid operating company, with strong revenues in one to two years, in the worst economic downturn the United States has experienced since the “Great Depression”. Overall, our management is highly pleased with the progress we made last year. We strategically planned what we intended to do, and successfully implemented most of our strategies and tactics. We managed to turn around a small development stage company with no revenues, built a strong operating company, and generated revenues in excess of $71.74 million, all in less than two years.

(4)

Significant Accomplishments

Record Revenues of $71.74 Million

The Company achieved a record in sales revenue of $71,747,840, for the year ending December 31, 2011, as compared to $41,320,647 for the same period in 2010. The Company projects that it will continue its rapid growth in revenues in the next 12 months through more acquisitions, gas storage, gas trading and higher sales of natural gas, propane, oil and coal for electric power plants. For more details see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements and Supplementary Data”.

Universal and Progas Energy “Strikes Oil & Gas”

On March 3, 2011, the Company announced that Progas Energy Services had stuck oil and gas on several wells that it had drilled in the Northwest Premont oil and gas field in Jim Wells County, Texas. Although there are no guarantees as to the quantity of oil that can be extracted or the maintaining of current oil prices, management believes that the field possibly houses 20,000,000 Bbls of oil, and over 20,000,000 mcf of natural gas.

Standard & Poor's Initiates Stock Report Coverage on Universal

On April 7, 2011, Standard & Poor’s commenced Factual Stock Report coverage on Universal Bioenergy. S&P’s Factual Stock Report coverage will be accessible on an ongoing basis to the investment community by scores of buy-side institutions, and sell-side firms that utilize S&P research and information platforms daily.

Application for Listing on the Frankfurt Stock Exchange

On February 8, 2011, the Company announced that it applied to have its stock listed on the Frankfurt Stock Exchange in Frankfurt, Germany. The Frankfurt Stock Exchange is one of largest trading exchanges for securities in the world. The Frankfurt Stock Exchange is home to public companies from over 80 different countries with almost 40% from North America.

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

Universal’s NDR Energy Group Expands into Propane Gas Market

On July 27, 2011 we announced that we are expanding into the propane gas market. Our subsidiary NDR Energy was awarded a contract in June 2011 to supply propane gas to Washington Gas Light Company.

Universal Bioenergy’s Launches New Corporate Website

On October 11, 2011, the Company launched a totally new corporate website to better serve the needs of its shareholders, investors and the public interests.

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On October 17, 2011, (and amended on February 20, 2012), our company and Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company, entered into a Member Interest Exchange Agreement. Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, the Company will acquire 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, from JLP and Partners LLC, a Kentucky Limited Liability Company. The Whitesburg Friday Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production. This acquisition was reported on the Company Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

PRODUCTS

Natural Gas Industry Market Segment

Industry and Market Overview

In his 2011 State of the Union Address, President Obama identified natural gas as playing a core role in our country’s “clean energy future.” According to the American Petroleum Institute, the “Oil and Gas Industry” supports more than 9.2 million American jobs and makes significant economic contributions as an employer and purchaser of American goods and services. The industry supported a total value added to the national economy of more than $1 trillion or 7.7 percent of the U.S. gross domestic product. The natural gas industry supports nearly 3 million jobs and adds about $476 billion to the national economy.

Natural gas is very important part of the energy sector of the U.S. economy. About 99 percent of the natural gas used in the United States comes from North America, and is transported through a 2.3 million mile underground pipeline system. According to the U.S. Energy Information Administration, (EIA), the United States marketed production of natural gas reached 22.6 trillion cubic feet (Tcf) in 2010, its highest recorded annual total since 1973, surpassing 2009's production figure of 21.6 Tcf. A total of about 25% of all energy used in the United States in 2010 came from natural gas. According to the American Gas Association, it is one of the cleanest burning fossil fuels, and its use is expected to continue to grow. Natural gas is used in the production of steel, glass, paper, clothing, brick, electricity, and as an essential raw material for many common products. Some products that use natural gas as a raw material are: paints, fertilizer, plastics, antifreeze, dyes, photographic film, medicines, and explosives. According to the EIA, 50.5% of the homes in the United States use natural gas as their main heating fuel. Natural gas is also used in homes to fuel stoves, water heaters, clothes dryers, and other household appliances.

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

(5)

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

Future Outlook of Natural Gas Market

Short-Term Outlook

On March 6, 2012 the U.S. Energy Information Administration (“EIA”) released its “Short-Term Energy Outlook” EIA expects that natural gas consumption will average 68.9 billion cubic feet per day (Bcf/d) in 2012, an increase of 2.1 Bcf/d (3.1 percent) from 2011. EIA expects that large gains in electric power use will offset declines in residential and commercial use. Because of the much-warmer-than-normal winter this year, EIA expects residential and commercial consumption to fall by 0.5 percent and 0.1 percent, respectively, in 2012, reflecting a downward revision in projected consumption from last month’s Outlook.

Projected consumption of natural gas in the electric power sector grows by close to 9 percent in 2012, primarily driven by the relative advantages of natural gas over coal for power generation in a growing number of economic dispatch decisions. Consumption in the electric power sector peaks in the third quarter of 2012, when electricity demand for air conditioning is highest.

Growth in total natural gas consumption continues into 2013, with forecast consumption averaging 69.3 Bcf/d (U.S. Natural Gas Consumption Chart). Consumption in the residential and commercial sectors increases in 2013 because of the forecast return to near-normal temperatures next winter. The increase in consumption in these sectors more than offsets a decline in power sector natural gas burn stemming from the projected increase in natural gas prices relative to coal prices later this year and next.

Gas Inventories

On March 6, 2012, the EIA reported in its “Short-Term Energy Outlook”, that natural gas working inventories working natural gas inventories continue to set new seasonal record highs as a very warm winter has contributed to much-lower-than-normal inventory draws. As of February 24, 2012, according to EIA’s Weekly Natural Gas Storage Report, working inventories totaled 2,513 Bcf, 756 Bcf greater than last year’s level. EIA expects the winter heating season, which goes through March 31, will end with working inventories of about 2,270 Bcf, which would be highest end-of-March level on record. In the last 20 years, end-of-March inventories have not risen over 1,700 Bcf, and prior to that, rose above 2,100 Bcf just once, in 1983. With only a few exceptions, weekly inventory withdrawals have been smaller than the previous five-year average during this year’s winter heating season. EIA expects inventory levels at the end of October in both 2012 and 2013 will set new record highs as well (U.S. Working Natural Gas in Storage Chart).

U.S. Natural Gas Production and Exports

On March 6, 2012, the EIA reported in its “Short-Term Energy Outlook”, that total marketed production of natural gas grew by an estimated 4.8 Bcf/d (7.9 percent) in 2011, the largest year-over-year volumetric increase in history. This strong growth was driven in large part by increases in shale gas production. While EIA expects year-over-year production growth to continue in 2012 and 2013, the projected increases occur at a much lower rate than in 2011 as low prices reduce new drilling plans. According to Baker Hughes, the natural gas rig count fell to 691 as of March 2, 2012, from a 2011 high of 936 in mid-October. So far, the lower rig count has not impacted production levels, partly reflecting improved drilling efficiency. However, fewer horizontal natural gas wells, particularly in areas such as the Haynesville Shale, contribute to small short-term production declines through June 2012. These declines reverse later in the year as prices rise, wet natural gas production rises, and associated gas production from oil wells increases.

Long-Term Outlook

The U.S. Energy Information Administration, in its “Annual Energy Outlook 2011 Report”, estimates that natural gas demand in the United States could grow from 21.0 Tcf to be 26.3 Tcf, (Trillion Cubic Feet), by the year 2035. The EIA, “Natural Gas Year-In Review 2009, Report” stated, “Over the past several years, natural gas use for electric power has increased, with gas making up an increasing percentage share of total generation relative to coal. In 2009, natural gas made up almost 24 percent of net power generation with 931,000 Megawatt-hours (MWH) of electric power generated from natural gas. By comparison, in 1996, natural gas made up only 14 percent of power generation.” Consumption of natural gas for electric power increased from a level of 18.3 billion cubic feet, (Bcf) per day in 2008, to 18.9 Bcf per day in 2009. This increase was caused by fuel-switching due to sharp declines in the price of natural gas, as coal prices actually rose between 2008 and 2009, while consumption of coal at electric power plants declined 11 percent.

The U.S. Energy Information Administration, in its “Annual Energy Outlook 2011 Report stated that, Shale gas production in the United States grew at an average annual rate of 17 percent between 2000 and 2006. Early success in shale gas production was achieved primarily in the Barnett Shale in Texas. By 2006, the success in the Barnett shale, coupled with high natural gas prices and technological improvements, turned the industry focus to other shale plays. The combination of horizontal drilling and hydraulic fracturing technologies has made it possible to produce shale gas economically, leading to an average annual growth rate of 48 percent over the 2006 to 2010 period. Shale gas production continues to increase strongly through 2035 in the AEO2011 Reference case, growing almost fourfold from 2009 to 2035. While total domestic natural gas production grows from 21.0 trillion cubic feet in 2009 to 26.3 trillion cubic feet in 2035, shale gas production grows to 12.2 trillion cubic feet in 2035, when it makes up 47 percent of total U.S. production—up considerably from the 16-percent share in 2009.

Seasonal Nature of Natural Gas Business

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

Our Product Mix and Sales

Our primary business focus is the production, marketing and sales of natural gas, (methane), propane, coal, oil and alternative energy. Through NDR Energy we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base.

Our growing and proposed product mix that we intend to develop and market includes;

• Natural Gas

• Liquefied Natural Gas (LNG)

• Compressed Natural Gas (CNG)

• Petroleum

• Propane

• Thermal/Steam Coal

• Biofuels • Syngas

(6)

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

Natural Gas Pricing

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

Purchase Agreement

We generally enter into a purchase or sales agreement with the customer and/or supplier, using the North American Energy Standards Board (“NAESB”), “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in use the natural gas industry.

Gas Inventory, Title and Warranty

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

NATURAL GAS MARKETING

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

Electric Utility Customers

Presently there are reportedly over 3240 utilities in the United States using natural gas for electricity generation or for general distribution to their commercial and residential customers and for other uses. This does not include “private” users of natural gas positioned inside the “city gates” or within the areas of local distribution companies (LDCs). Through NDR Energy we have contracts with 28 of these utilities and we are working on establishing contracts other electric utilities.

Through NDR Energy, we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Some of the customers we have agreements with include;

• Southern California Gas Company

• Pacific Gas & Electric

• Baltimore Gas & Electric

• Brooklyn Union Gas

• Memphis Light Gas & Water

• Duke (Ohio & Kentucky)

• Nicor Gas

• Michigan Consolidated

• Entergy (Texas and Gulf States)

• CenterPoint Energy Resources

• National Grid

In 2010 and 2011, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2011. This strategy was only a temporary measure, while we were building greater market share in the last two years.

The high proportionate cost of sales relative to the gross revenues, is also due in part to purchasing gas from some suppliers at close to retail cost, using their costly “trade credit”, and associated high financing costs, added to the gas by some suppliers.

Our goal for 2012 and beyond is to become more "profit oriented". We will have a different strategy for procuring our supplies, and the quantities and price points that we sell the product for, to our customers. That's why we’re contracting directly with the gas producers to obtain our supplies from the wellhead. The Company is currently pursuing obtaining its own bank and funding “lines of credit”, instead of using the suppliers “trade credit”, to purchase the gas. This will allow us to purchase gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs. This means our cost of sales should significantly decrease, and our pricing structure to our customers will be more flexible, resulting in potentially higher profit margins for the Company.

(7)

Expanded Customer Base

We currently have a very strong and solid customer base of electric utility companies to sell natural gas to. However, to increase our revenues and profits, we are working diligently to grow and expand that customer base by diversifying and adding to its these potential types of customers;

• Federal departments and agencies

• United States Military

• State departments and agencies

• Cities and Municipalities

• Large commercial users

• Large industrial plants and factories

New Profit Centers

We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. We believe that implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf, of natural gas that we sell to our customers. These services include;

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

NATURAL GAS DISTRIBUTION

Distribution of our natural gas product is managed and transported through the 2.4 million mile intrastate and interstate underground gas pipeline system through the United States. This total includes 2.1 million miles of local utility distribution pipes; and 300,000 miles of transmission lines. We typically would deliver the gas to the local gas utility, also called a local distribution company (LDC), to delivery points located on large interstate and intrastate pipelines. The local distribution companies will typically transport the natural gas from these delivery points located on the pipelines to households and businesses through thousands of miles of small-diameter distribution pipe.

To further improve our distribution, we have adapted our business strategy to become a more vertically integrated company. This will give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe, but cannot guarantee, this will bring even greater net profits for our Company.

By obtaining our gas at the wellhead from independent producers such as Progas Energy Services and other gas field development joint ventures, thereby owning our own supply will bring three major benefits to Universal:

1. First it allows Universal to acquire natural gas reserves from the ground, for a small fraction of the purchase costs that it currently pays to other producers that it currently markets natural gas for.

2. Second it would provide Universal with a source of natural gas of its own at the “producers’ price”, which can be marketed to its major utility gas customers throughout the U.S. While most gas marketers are limited to a 1% to 2% profit on the spread of natural gas prices, (less than 1 cent per mcf), Universal’s exploration costs for its share of the field is estimated to be at 10% of the NYMEX price allowing Universal, in management’s opinion to earn a potential 90% gross profit, on the spread of gas that it owns in the field, and that it sells into the market place. This will give, we believe, Universal a distinct advantage in the marketplace and a considerably higher profit margin for gas that is sold to its customers.

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

Gas Delivery Points

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

(8)

NATURAL GAS INDUSTRY COMPETITION

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

• Alternative energy, e.g., biofuels and syngas to balance our portfolio

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

(9)

COAL INDUSTRY MARKET SEGMENT

To further enhance our growth and expansion, the Company has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. Universal plans to mine, produce and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation. The Company will be pursuing acquisitions of mining operations which are the surface and high wall mining type and that does not include any underground mining. According to the American Coal Foundation, 9 out of every 10 tons of coal mined in the United States today is used to generate electricity, and more than half of the electricity used in this country is coal generated electricity. The following is a summary and overview of the industry and market, which information was excerpted primarily from the U.S. Department of Energy’s, “Energy Information Agency” (EIA).

Types of Coal

Coal is classified into four main types, or ranks (lignite, subbituminous, bituminous, anthracite), depending on the amounts and types of carbon it contains and on the amount of heat energy it can produce. For the most part, the higher ranks of coal contain more heat-producing energy. Coals with a high heat content are generally higher priced.

Bituminous coal contains 45-86% carbon. Bituminous coal was formed under high heat and pressure. It is the most abundant rank of coal found in the United States, accounting for about half of U.S. coal production. Bituminous coal is used to generate electricity and is an important fuel and raw material for the steel and iron industries. West Virginia, Kentucky, and Pennsylvania are the largest producers of bituminous coal.

According to the Energy Administration (EIA) in its “Annual Coal Report” released November 30, 2011, (which the information below is derived), due to its relatively low cost and abundance, coal is used to generate about half of the electricity consumed in the United States. Coal is the largest domestically-produced source of energy. Coal use, however, results in higher amounts of carbon dioxide per unit of energy than the use of oil or natural gas. The United States is home to the largest recoverable reserves of coal in the world. In fact, we have enough coal to last more than 200 years, based on current consumption levels. Coal is produced in 25 States spread across three coal-producing regions, but approximately 72% of current production originates in just five States: Wyoming, West Virginia, Kentucky, Pennsylvania, and Montana.

•U.S. coal production totaled 1,084.4 million short tons, about the same as the 2009 total of 1,074.9 million short tons. Wyoming continued to be the largest coal-producing State with 442.5 million short tons, 2.6 percent higher than the 2009 total of 431.1 million short tons.

•Coal consumption totaled 1,051.3 million short tons, up 5.1 percent from the 2009 consumption level of 997.5 million short tons. This increase can be attributed to higher consumption in the electric power, manufacturing, and coke sectors in 2010.

Use of Coal for Electric Power

About 86% of U.S. electricity is generated by three fuels: coal, natural gas, and nuclear (2011):

• Coal — 42%

• Natural Gas — 25%

• Nuclear — 19%

• Hydroelectric — 8%

• Other Renewables — 5%

• Petroleum and Other — 1%

Net generation of electricity in the United States was about 4,106 billion kilowatt hours (kWh).

In 2011, coal was the fuel for about 42% of the 4 trillion kilowatt hours of electricity generated in the United States. About 93% of U.S. coal consumption is in the electric power sector. Since 1976, coal has been the least expensive fossil fuel used to generate electricity when measured based on the cost per Btu (a unit of energy content). Although the cost of generating electricity from coal has increased, it is still lower than generating electricity from either natural gas or petroleum in most areas. Coal also has certain industrial applications such as cement making and conversion to coke for the smelting of iron ore at blast furnaces to make steel. A small amount of coal is also burned to heat commercial, military, and institutional facilities, and an even smaller amount is used to heat homes. Over the past 10 years, about 5% of the coal produced in the United States, on average, has been exported. The United States also imports a small amount of coal; some power plants along the Gulf Coast and the Atlantic Coast find it cheaper to import coal by sea from South America than to have it transported from domestic coal mines.

The United States has more than 1,400 coal-fired electricity generating units in operation at more than 600 plants across the country. Together, these power plants generate almost half of the electricity produced in the United States and consume about one billion short tons of coal per year. The share of our electricity generated from coal is expected to decrease by 2035. However, our growing demand for electricity is expected to lead to an increase in the actual amount of coal used, in the absence of new policies to limit or reduce emissions of carbon dioxide and other greenhouse gases. Such new policies could significantly change the outlook for coal use.

Industrial Uses of Coal

A variety of industries use coal's heat and by-products. Separated ingredients of coal (such as methanol and ethylene) are used in making plastics, tar, synthetic fibers, fertilizers, and medicines. Coal is also used to make steel. Coal is baked in hot furnaces to make coke, which is used to smelt iron ore into iron needed for making steel. It is the very high temperatures created from the use of coke that gives steel the strength and flexibility for things like bridges, buildings, and automobiles. The concrete and paper industries also use large amounts of coal.

Surface Mining

Surface mining (including mountain top removal) is used to produce most of the coal in the United States because it is less expensive than underground mining. Surface mining can be used when the coal is buried less than 200 feet underground. In surface mining, giant machines remove the top soil and layers of rock known as "overburden" to expose the coal seam. Once the mining is finished, the dirt and rock are returned to the pit, the topsoil is replaced, and the area is replanted. U.S. laws require that dust and water runoff from the affected area has to be controlled, and that the area has to be "reclaimed" close to its original condition. Many surface mines have been reclaimed so well that it can be hard to tell that there was a surface mine in the area.

(10)

Processing and Transporting Coal

After coal is mined and processed, it is ready to be shipped to market. The cost of shipping coal can cost more than the cost of mining it. About 71% of coal in the United States is transported, for at least part of its trip to market, by train. Coal can also be transported by barge, ship, truck, and even pipeline. It is often cheaper to transport coal on river barges, but barges cannot take coal everywhere that it needs to go. If the coal will be used near the coal mine, it can be moved by trucks and conveyors. Coal can also be crushed, mixed with water, and sent through a "slurry" pipeline. Sometimes, coal-fired electric power plants are built near coal mines to lower transportation costs.

Reducing the Impacts of Coal Use

The Clean Air Act and the Clean Water Act require industries to reduce pollutants released into the air and the water. Industry has found several ways to reduce sulfur, nitrogen oxides (NOx), and other impurities from coal. They have found more effective ways of cleaning coal after it is mined, and coal consumers have shifted towards greater use of low sulfur coal. Power plants use flue gas desulfurization equipment, also known as "scrubbers," to clean sulfur from the smoke before it leaves their smokestacks. In addition, industry and government have cooperated to develop technologies that can remove impurities from coal or that make coal more energy-efficient so less needs to be burned.

Equipment intended mainly to reduce SO2 (such as scrubbers), NOx (such as catalytic converters), and particulate matter (such as electrostatic precipitators and baghouses) is also able to reduce mercury emissions from some types of coal. Scientists are also working on new ways to reduce mercury emissions from coal-burning power plants. Research is underway to address emissions of carbon dioxide from coal combustion. Carbon capture separates CO2 from emissions sources and recovers it in a concentrated stream. The CO2 can then be sequestered, which puts CO2 into storage, possibly underground, in such a way that it will remain there permanently.

Reuse and recycling can also reduce coal’s environmental impact. Land that was previously used for coal mining can be reclaimed for uses like airports, landfills, and golf courses. Waste products captured by scrubbers can be used to produce products like cement and synthetic gypsum for wallboard.

Scientists are working on ways to lower the costs and improve the efficiency of various carbon capture and sequestration (CCS) technologies with a goal of capturing approximately 90% of the carbon dioxide from coal plants before it is emitted into the atmosphere and then storing it below the Earth's surface.

International Coal Market

Worldwide, compared to all other fossil fuels, coal is the most abundant and is widely distributed across the continents. The estimate for the world's total recoverable reserves of coal as of January 1, 2009 was 948 billion short tons.

Estimated Recoverable Reserves" include only the coal that can be mined with today’s mining technology, after accessibility constraints and recovery factors are considered. EIA estimates there are 261 billion short tons of U.S. recoverable coal reserves, about 54% of the Demonstrated Reserve Base. Based on U.S. coal consumption for 2010, the U.S. recoverable coal reserves represent enough coal to last 249 years. However, EIA projects in the most recent Annual Energy Outlook (April 2011) that U.S. coal consumption will increase at about 1.1% per year for the period 2009-2035. If that growth rate continues into the future, U.S. recoverable coal reserves would be exhausted in about 119 years if no new reserves are added.

Future Outlook for the Coal Industry

International – The international market for coal consumption is a very dynamic and fast changing one especially in developing regions due to industrialization and technological development. This change has been one of increased consumption as noted in the EIA’s report International Energy Outlook 2011 where we see that in the years from 2000 to 2010, there have been significant increases in yearly coal consumption globally ranging from as little as 0.8% to as high 10.7% annually. Due to the industrialization in the developing regions of the globe, this trend of increasing coal consumption will remain a reality. EIA projections show a conservative average of almost 1.4% increased coal consumption each year through 2035.

The U.S. Energy Information Administration (EIA) says, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. Overall, the EIA predicts that coal will remain the dominate fuel source for electricity generation, growing to about 11,000 terawatt hours from its current level of about 8,000.

(11)

Employees

As of fiscal year end December 31, 2011, the Company had 13 employees. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment. We believe that the relationship with our employees is excellent. We regularly use independent consultants and outside contractors to perform various professional services, particularly in the areas of drilling, engineering, field, on-site production services and certain accounting functions.

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

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations

Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010. He has over 23 years’ experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets and arranged over $250 million in investment capital and structured financing. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants, for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies and improved their operations and market capitalization value.

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

(12)

WHERE YOU CAN FIND MORE INFORMATION

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

ITEM 1A - Risk Factors

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing although we reserve the right to not provide risk factors in our future filings. You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Our risk management operations are subject to market risks beyond our control, including market liquidity, commodity price volatility caused by market supply and demand dynamics and counterparty creditworthiness. Although we maintain a risk management policy, we may not be able to completely offset the price risk associated with volatile gas prices, particularly in the non-regulated business segments, which could lead to volatility in our earnings.

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

(13)

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

Many factors could cause the market price of our common stock to rise and fall, including:

  actual or anticipated variations in our quarterly results of operations;
  changes in market valuations of companies in our industry;
  changes in expectations of future financial performance;
  fluctuations in stock market prices and volumes;
  issuances by us of dilutive common stock or other securities in the future;
  the addition or departure of key personnel; and
  announcements by us or our competitors of acquisitions, investments or strategic alliances.

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

Our Company’s Business Is Impacted By Any Instability And Fluctuations In Global Financial Systems.

The recent credit crisis and related instability in the global financial system, although somewhat abated, has had, and may continue to have, an impact on our prospective business and our prospective financial condition. We may face significant challenges if conditions in the financial markets do not continue to improve. Our ability to access the capital markets may be severely restricted at a time when we wish or need to access such markets, which could have a materially adverse impact on our flexibility to react to changing economic and business conditions or carry on our operations.

Reporting Requirements May Utilize A Substantial Portion Of Our Cash And Reduce The Period Of Time We Can Survive On Our Available Cash Reserves Prior To Generating Revenue.

We will incur ongoing costs and expenses for SEC reporting and compliance. To be eligible for quotation on the OTCQB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCQB that become delinquent in their required filings will be removed following a 30 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

The Regulation Of Penny Stocks By SEC and FINRA (Financial Industry Regulatory Authority, Inc.) May Discourage The Tradability Of The Company's Securities And Thereby Make It Hard For Investors To Sell Their Shares At The Time And Prices They Might Otherwise Expect.

We are a "penny stock" company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

(14)

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

The price that the we receive for oil or natural gas production from wells in which we have an interest will significantly affect our revenue, profitability, access to capital and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. The prices that we will receive for our interests in production and the levels of production depend on numerous factors. These factors include, but are not limited to, the following:

·	changes in supply and demand for oil and natural gas;
·	the price and quantity of imports of foreign oil and natural gas;
·	speculation as to the future prices of oil and natural gas and the speculative trading of oil or natural gas futures contracts;
·	global economic conditions;
·	the level of global oil and natural gas exploration and production activity;
·	the level of global oil and natural gas inventories and oil refining capacities;
·	technological advances affecting energy consumption
·	the price and availability of competitors’ supplies of oil or natural gas; and
·	the price and availability of alternative fuels

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

(15)

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

  issue equity securities which would dilute current stockholders’ percentage ownership;
  incur substantial debt;
  assume contingent liabilities;
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

(16)

ITEM 2. PROPERTIES

The principal office of the Company is located at 19800 MacArthur Blvd., Suite 300, Irvine, California 92612.

The principal offices of our subsidiary NDR Energy Group LLC are located at 525 N. Tryon Street, Suite 1600, Charlotte, North Carolina 28202.

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

ITEM 4. REMOVED AND RESERVED

(17)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Universal common stock is traded in the over-the-counter market, and quoted in the OTC Markets Group Inter-dealer Quotation System and can be accessed on the Internet at www.otcmarkets.com under the symbol “UBRG.”

At December 31, 2011, there were 199,969,927 shares of common stock of Universal issued and outstanding and there were approximately 54 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Price Range of Common Stock

Periods	High	Low
Fiscal Year 2011
First Quarter (January – March 2011)	$0.068	$0.027
Second Quarter (April – June 2011)	$0.109	$0.031
Third Quarter (July – September 2011)	$0.109	$0.030
Fourth Quarter (October – December 2011)	$0.058	$0.021

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$0.09	$0.04
Second Quarter (April – June 2010)	$0.11	$0.04
Third Quarter (July – September 2010)	$0.07	$0.04
Fourth Quarter (October – December 2010)	$0.10	$0.03

On December 31, 2011, the closing bid price of our common stock was $0.024.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is: Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2011

At December 31, 2011, there were no outstanding stock options or warrants.

On February 10, 2011, the Company issued 1,000,000 shares of common stock to Progas Energy Services in accordance with the Amendment to the Participation and Operating Agreements, valued at $42,000 on the date of issue.

On February 14, 2011, the Company issued 2,500,000 shares of common stock to a consultant in accordance with their consulting agreement valued at $111,250 on the date of issue.

On February 15, 2011, the Company converted three of its Notes payable, dated 4/26/10, 5/24/10 and 7/15/10 for a combined total of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $21,750.

On February 15, 2011, the Company converted an additional three of its Notes payable dated 4/26/10, 5/24/10 and 7/15/10 for a combined of $21,750 and issued 4,350,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $21,750. These notes were for a different investor than the one indicated above.

On February 15, 2011, the Company issued 1,000,000 shares of common stock to a consultant in accordance with their agreement valued at $40,000 on the date of issue.

On March 7, 2011, the Company converted one of its Notes payable dated 6/30/10, for a total of $32,000 and issued 6,400,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $32,000.

On March 14, 2011, the Company converted one of its Notes payable dated 5/20/10, for a total of $28,000 and issued 5,600,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $28,000.

On March 22, 2011, the Company converted one of its Notes payable dated 7/20/10, for a total of $15,350 and issued 3,070,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $15,350.

On June 24, 2011, the Company converted four of its Notes payable dated 7/4/09, 2/16/10, 3/20/10 and 5/25/10 for a combined total of $146,600 and issued 8,635,555 shares of common stock. This conversion of debt reduced the Company’s notes payables by $146,600.

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

On July 29, 2011 the Company converted one of its Notes payable dated 9/27/10, for a total of $50,000 and issued 10,000,000 common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced the Company’s notes payables by $50,000.

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

On December 29, 2011 the Company completed a partial conversion one of its revised Notes payable dated 12/23/11, with an amount of $99,134. A total of $30,000 worth of the Note was converted, and 2,622,377 common shares were issued for that part of the conversion, which leaves a remaining balance of $69,134 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s notes payables by $30,000.

2010

On October 5, 2010 the Company converted one of its Notes payable, for a total of 24,559,067 to shares of our Common Stock. This conversion of debt reduced the Company’s notes payables by $184,000, and the Company expensed $494,752.

Forward Stock Splits

There were no forward stock splits to report on for this period. On November 14, 2007 the Board of Directors authorized a 5-for-1 forward split. This forward split is reflected in the Statement of Shareholder’s Equity for the Form 10-K Annual Report for the period ended December 31, 2007.

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

(18)

Summary of Statements of Operations of Universal Bioenergy

Statement of Operations Data	For the Years Ended
	December 31,
	2011	2010

Revenues	$ 71,747,840	$ 41,320,647
Cost of Sales	(71,604,210)	$ (41,273,543)
Operating and Other Expenses	(2,253,186)	(2,048,096)

Net income attributable to noncontrolling interest	72,514	53,029

Net Loss	$ (2,037,042)	$ (1,947,962)

Balance Sheet Data:	For the Years Ended
	December 31,
	2011	2010

Cash	$ 3,706	$ 2,819
Total Assets	11,212,845	13,260,731
Current Liabilities	10,422,309	13,071,803
Non Current Liabilities	494,646	238,355
Total Liabilities	10,916,955	13,310,158
Working Capital (Deficit)	(414,481)	(214,309)
Shareholders' (Deficit) Equity	$ 295,890	$ (49,247)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this report.

As used below, “we”, “us”, “our”, “Universal”, “Universal Bioenergy”, “Company” or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s this Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group under the trading symbol “UBRG”. Universal Bioenergy Inc. was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

Our primary business focus is the production, marketing and sales of natural gas, propane, coal, oil and alternative energy. Through our subsidiary, NDR Energy, we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy Group was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 28 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Our Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our Company. By building on our successes in 2011, we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies;

In the year 2010, management totally re-organized and re-structured the Company with a new strategic direction and business plan, of which these strategies were implemented in 2011 and are ongoing. Our primary objective is to exploit changes in the energy market, with the intent to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital, for the long-term growth of our Company. We believe this is the ultimate measure of our success.

Our management believes that our business model and strategy is working very successfully. We are a high growth company that is rapidly growing at double-digit rates. We achieved sales of $41,320,647 for 2010 and increased its sales by 73.64% to a record $71,747,840 in 2011.

Mergers and Acquisitions

We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, propane, petroleum, coal and alternative energy industries. This may also include liquefied natural gas (LNG), compressed natural gas (CNG), biofuels, syngas and acquisitions of patented energy technologies.

Vertical Integration

We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to our customer.

Oil and Gas Field Development

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

Own Our Oil and Gas Supply

We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories, to market and distribute directly to our growing customer base.

Increase Operating Income

We intend to increase our operating income and earnings by obtaining our gas at the wellhead at the producers’ price, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

(19)

CORPORATE FINANCE

The Company’s Capital Structure

In management’s efforts to grow and expand the Company, we must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

Potential investors in any company, including ours will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution and revenues. The ultimate question for management is; how do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company, however one that the investor could lose if the Company were to fail. Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit markets and other circumstances at the time, and reached the following conclusions;

Equity Financing - Management decided not to raise capital through an equity offering in its initial start-up and development stage for a variety of reasons;

(1) The Company would have had to go through the process of filing a registration statement.

(2) The direct and indirect flotation costs of the issuance of an equity capital raise could have run $250,000 or more, and the Company did not have those funds available.

(3) It would have been very difficult to get an investment banker to underwrite a new issuance for a development stage company with a limited operating history and revenues.

(4) Many investors did not want to take an equity position in the Company at that time and the corresponding risks of ownership.

(5) The issuance of equity to these investors, after resolving the potential regulatory hurdles, legal issues, time constraints, and costs would have resulted in immediate dilution for the other shareholders, giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

Debt Financing – Management elected to raise capital for the Company through debt financing for the following reasons;

(1) Due to the Companies rapid growth, it had immediate and continuous need for capital.

(2) The investors were more willing to invest funds more expeditiously, and take a creditor’s position instead of as an owner by taking an equity position.

(3) With those immediately available funds, management could grow the Company rapidly and create short-term economic value to the Company by closing on several target mergers and acquisitions prior to any equity dilution taking place.

(4) The investors were issued Promissory Notes that were unsecured without any collateral (taking a high risk).

(5) The Notes required no monthly payments which allowed us to use that free cash flow for operating expenses, reduced our cash outlays, interest payments and improve our budget, plans and forecast our cash flow.

(6) The investor received the potential upside of conversion of the Notes into equity while protecting our downside with the use of the cash flow.

(7) Should the investors decide to convert the Notes into common stock, then the Company’s debt would be eliminated from its balance sheet.

(8) The tax benefits of debt financing is that it’s less expensive, while the Company is taxed on earnings, it is not generally taxed on borrowed money and the interest on the Notes is tax deductible.

(9) Since the investors does not have any equity interests, it has no voting rights or other control over the management of the Company, its operations and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors through an equity or bond offering.

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, enter new markets, finance new acquisitions and execute its marketing plans; raising capital through debt financing was our best alternative. This strategy resulted in our gaining a greater share of the energy market, increased revenues, increased assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

Accounts Receivables

We are currently seeking to obtain additional accounts receivable financing and commercial letters of credit to significantly improve our revenues and profits for the purchase and sale of natural gas. We currently invoice our customers between the 10th and 15th of the month, for the previous months gas sales. The customer in accordance with our “Purchase Agreement” sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of our invoice.

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

Universal Bioenergy Increases Authorized Shares of Common Stock to 1 Billion Shares

On May 19, 2011, we announced that we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares. On May 9, 2011, we filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. This is a long-term strategic move that was planned in June of 2010 to expand our company and benefit our shareholders.

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

The Depository Trust Company Deposit Restrictions or “Chill”

The Depository Trust Company (DTC), is a subsidiary of the Depository Trust & Clearing Corporation. The DTC manages the electronic clearing and settlement of stocks and other securities, similar to an escrow agent. Securities that are eligible to be electronically cleared and settled through the DTC are considered "DTC eligible". Universal’s stock has been “DTC eligible” for the Deposit/Withdrawal At Custodian (DWAC) and the Fast Automated Securities Transfer (FAST) program, (an electronic method of transferring shares) in the secondary market for many years.

On July 27, 2011 the DTC’s Corporate Compliance Department notified our transfer agent Corporate Stock Transfer, who subsequently notified the Company, that the DTC had imposed a “Chill” or minor deposit restriction/suspension on Universal’s stock on July 22, 2011, and the Company was removed from the DWAC/FAST Program.

On July 12, 2011, the Company issued a stock dividend to all shareholders of record as of July 1, 2011. Based on our discussions with the DTC, the “Chill” may have been caused by the issuance of the stock dividend. The DTC informed us that they required verification that the dividend shares and/or other shares issued by the Company, were either properly registered with the SEC, or exempt from registration under the Securities Act of 1933 (the “Securities Act”). According to the DTC’s “Deposit User Guide”, it appears a “Chill” or suspension is an action that is sometimes taken by the DTC when there is either a “Corporate Action” taken by an issuer, or due to “temporary service problems” of the transfer agent. It can also be triggered by a large stock dividend, a forward stock split or reverse stock split by an issuer.

The “Chill” does not affect our normal business operations. However, shareholders with internet brokerage accounts such as TD Ameritrade or E*Trade may not be able to purchase our stock, although they should still be able to sell our stock through these internet brokers as usual. However, full service stock brokerage firms will still clear and settle our stock manually, the shares be traded as freely as usual without any DTC imposed restrictions.

The DTC requires one of their Members/Participants to verify that the issued stock was either “properly registered with the SEC or exempt from registration”. We have engaged the services of a DTC Participant to assist the Company in resolving this matter. We have all of the documentation regarding the issuance of the stock dividend shares and all other shares that have been issued by the Company. The documentation will all be submitted to the DTC in cooperation with one of their Participants. We feel very confident, although we cannot guarantee, that once all of the required information is submitted and reviewed by the DTC’s compliance department, the “Chill” will be lifted

(22)

NDR Energy Group Expands Into Propane Gas Market

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

The corporate website was designed specifically with our shareholders in mind, and was designed to allow the user the ability to explore a wide variety of valuable information about the Company. Among the highlights of the website are, a History of the Company, Business Strategy, Marketing Plans, Product Distribution, the Energy Industry and Future Plans and Outlook of the Company. It also features current information on the Company’s Stock Performance, a Newsroom, News Releases, a weekly Standard & Poor’s Factual Stock Report on Universal and an extensive Investors Relations section for their shareholders and investors. The website can be located at www.universalbioenergy.com. The website and its contents are expressly not incorporated into this filing.

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

This acquisition was reported on the Company Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

(23)

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

NDR Energy Group Signs Agreement with The Energy Authority

On December 20, 2011 the Company announced NDR Energy Group signed an agreement to supply natural gas to “The Energy Authority”, (TEA) an energy consortium with 46 public power companies’ members. This partnership brings Universal and NDR Energy together with The Energy Authority’s 46 public power utilities members and partners across the nation, which represent more than 25,000 MW of combined generation assets with all fuel types. The Energy Authority with its headquarters in Florida, was organized in 1997 by three of its seven current owners to consolidate the purchase of energy supplies for its 46 power company members, enhance the use of its owners' electric generating assets in the wholesale electric power market, optimize power purchases from the wholesale market for its owners, and create economies of scale and reduced operating costs with respect to energy trading and marketing. In 2010, the TEA purchased over $824 million in energy for its members.

Universal’s Creditors Express Strong Support and Confidence in Company’s Growth Prospects

On December 21, 2011, we announced that its major creditors and investors have given it strong support and a major vote of confidence in the future growth of our Company for 2012 and beyond. These investors and creditors invested funds in the Company when we were still a development stage company with a limited operating history, limited revenues, negative earnings and limited stock liquidity. They accepted Promissory Notes with the option to convert them to stock, and were taking what was considered to be a high risk investment at that time. They have indicated to management that they will be holding their debt and equity positions in our Company, and currently, to our knowledge, have no plans to sell their respective shares into the marketplace. They have expressed confidence in management’s efforts to progressively build strong business fundamentals, increasing revenues, improving the balance sheet, stock liquidity, future acquisitions, and the company’s long-term growth. They consider themselves long-term investors. Therefore, we believe, although we can provide no assurances, that they will be extending the us more credit and making additional investments into our Company in the future.

Company Terminated Agreements

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

Universal in Talks to Acquire Ownership Interest in Gas Pipelines

On May 12, 2011, we announced that our acquisition team is in talks to acquire an ownership interest in a natural gas gathering company that owns several gas pipelines that are used to transport natural gas from the wells in the Premont Northwest oil and gas field to the main Tennessee Gas Pipeline Tap. The combined value of those pipelines is estimated to be in the tens of millions of dollars, and should bring additional revenue, potential profits and asset value to our company if the contemplated transactions are completed. No assurances can be provided that any definitive agreement will be executed. This transaction has been terminated.

(24)

THE COMPANY’S FUTURE PLANS AND OUTLOOK

Stock Dividends and Distributions

Due to management’s strong confidence in the current and future growth and expansion of the Company, it is considering additional ways to bring more value to our shareholders. We are considering, but can provide no assurances as to implementation, the following proposals for dividends and distributions;

  A special dividend in the form of common stock
  Regular dividends issued in stock or cash (subject to the Company’s future earnings and availability of funds)
  A dividend in the form of Preferred stock, or Preferred stock with the option to convert them to common stock. The issuance of any options or its exercise at a cost would be subject to SEC guidelines and a possible registration of an offering.
  The issuance of warrants or options to buy additional shares from the Company, (subject to SEC guidelines)

In addition to potential price appreciation of the common stock, this could provide the shareholders with additional current income, cash flow and (although we cannot guarantee it) the potential to earn higher returns from these stock dividends and distributions than they might earn on their other investments.

The Company’s management is currently evaluating the above proposals and others in this regard and its potential benefits to the shareholders and impacts on the Company, however no decisions have been made regarding this matter. We believe this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our Company.

Universal Bioenergy Considers Changing Its Name

The Company is presently considering changing its name to reflect its current business model and its future growth as it continues to expand its marketing of natural gas, propane, petroleum and thermal coal. The name Universal Bioenergy, reflected our Company’s original plans to produce and market “green” energy technologies, such as biodiesel fuel, solar, wind, wave and other technologies. In December 2009, after conducting its business summit in Las Vegas, Nevada, on January 12, 2010, we announced that it was charting a bold new course for the Company. We shut down our biodiesel refinery in Nettleton, Mississippi in 2010, and later on March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery. This marked our exit from green energy technologies, and to grow and expand into more profitable conventional energy products and technologies. The name “Universal Bioenergy” has also caused some confusion in the minds of potential shareholders, and investors because we no longer market and produce “green energy” products. We believe a strategic name change will help us to build a better “brand”, improve our image, attract more shareholders and investors, and more fully reflect the emphasis of our current and future business trends in the marketplace. On June 18th 2010, the majority of the shareholders, and the Board of Directors each approved separate Resolutions to amend the Articles of Incorporation granting the Board of Directors the right to change our Company’s name. On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation, which granted the Board of Directors the full right and authority to change the name of the Corporation at a future date without out any shareholder action or approval.

Universal Bioenergy – Considers Options for Merger, Acquisition or Consolidation

Our management is considering the possibility of completing a merger or consolidation with another company to increase its market share, share price, market value, expand horizontally into other national or international geographical markets, expand vertically and create more value for its shareholders. Our Company’s management is currently evaluating the possibility of a merger or consolidation and its potential benefits and impacts on our Company, however no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines and our corporate By-Laws.

The issues and benefits that would have to be considered include;

  The potential value of the synergies and strategic fit of the target or acquiring company
  The financial, accounting, tax and legal effects
  The acquisition or sell of stock and/or assets of either company
  Consideration of a merger or consolidation with another company to create a new stronger more valuable company
  Completion of a horizontal acquisition of a competitor or other company in our industry
  Completion of a vertical acquisition with another company either upstream or downstream in our industry that may include exploration companies, producers, distributors and marketers
  Consideration of a triangular or a reverse triangular merger with a strong operating company on another exchange such as the NASDAQ, NYSE/AMEX or OTCBB
  Potential increase in the price of our common stock
  Economies of scale from the two companies combined resources
  Potential reductions in operating costs
  Potential to increase the earnings and earnings per share of the Company
  The potential to create more value for our shareholders

(25)

Plans to Up-List to NASDAQ or other National Stock Exchange

Based on our growth by mergers, acquisitions, and revenues, and future plans for expansion, our management is evaluating and positioning the Company to potentially qualify, and apply to up-list to a major national stock exchange, which stock exchanges list similarly situated energy technology companies, such as NASDAQ, NYSE Amex Equities, or others. Our management has already been in discussions with several investment bankers, advisory firms and our securities counsel to review the exchange requirements, legal issues involved, improving our capital structure, procedural guidelines and other related issues to qualify to be listed on one of the major national exchanges. Management believes that, if we can successfully position our company to qualify to meet the listing requirements for one of the stock exchanges, it would greatly increase our market value, and should make it attractive to more retail and institutional investors. We also feel this would be of great benefit to our shareholders. No assurances can be provided that this aspect of our long-term business plan will be achieved.

Consideration of Reverse Stock Split

As an additional requirement to qualify to be listed on one of the major national stock exchanges, management in consultation with its accountants, auditors, investment advisors and securities counsel is considering the options of the benefits of implementing a reverse split of its common stock. If a reverse stock split were effected, it would result in a reduction in the number of the Company’s outstanding shares, and a corresponding increase in the price of our stock or its earnings per share. Some of the factors under consideration are;

  Improving the liquidity and marketability of the stock to a more popular trading range to make it more attractive to institutional and other major investors
  Increase the price to a range to reflect the revenues, growth and stability of the Company
  Increase the price to qualify for the minimum share price requirements to qualify for a major stock exchange such as NASDAQ or NYSE/AMEX
  The Company may consider purchasing the shares of some of the minority shareholders
  Allow the Company to raise more capital for its growth and expansion

Management believes that the current stock price is currently undervalued, and the share price does not fully reflect its true value in proportion to its operating fundamentals, and based on the Company’s rapid growth, revenues, acquisitions and plans for expansion. Many institutional investors and investment funds have guidelines that prevent them from investing in our common stock at the current prices that the stock trades at. With a high stock price, it is possible that many institutional investors, larger private equity firms, hedge funds, pensions and trusts that were previously prohibited from acquiring our shares, could then purchase our shares. The reverse stock split of our shares of common stock may also help to create greater investor interest in the Company by producing a share price the common stock for our Company that is more consistent with other high growth companies of our size in our in the market place. If a reverse stock split was implemented it would reduce the amount of outstanding shares, increase our share price, and help the Company qualify to up-list to a major stock exchange such as NASDAQ, or NYSE/AMEX. Management believes this would be beneficial to our shareholders.

Our management is currently evaluating the possibility of a reverse stock split and its potential benefits and impacts on our Company, however no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines and our corporate By-Laws.

New Business Model

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a bold new course for the Company to grow by mergers and acquisitions. Management is planning for expansion, by additional mergers and acquisitions, to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, acquiring 3 to 5 additional new companies in the next 2 to 3 years.

Some  companies being targeted are, natural gas producers  to obtain natural gas  directly from the wellhead,  gas gathering pipeline companies, propane producers, high wall surface coal mines and the acquisition of energy technology patents and licenses. We’re also looking at acquiring petroleum and gas wells, assets and properties in Texas, Louisiana and other states. Acquiring interests in properties in these areas will work very well with our strategic plans for Texas Gulf Oil & Gas Inc.  We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe this will bring even greater revenues for our company and more value to our shareholders.

Termination of Acquisitions - As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect to continue pursuing selective acquisitions of businesses. Very often during the acquisition and due diligence process, management will not be able to consummate the transaction because we cannot close it on terms and conditions acceptable to us, or because of other negative factors as described below.

In the event that management and its acquisitions team have identified a strong potential target company, we will issue a Letter of Intent to start the due diligence process to acquire that company. Afterwards, our legal counsel will prepare a definitive agreement with all of the final terms and conditions to complete the acquisition. Proper due diligence for proper technical, financial and legal review can be very expensive and time consuming. Often during the due diligence process we discover that the representations and warranties made by the target company regarding its business, operations, assets, financials, books, records, properties, contracts, liabilities, pending litigation, permits, licenses and business status are not accurate or complete, there may be misrepresentations, or there is an adverse material change in the business prior to the closing of the acquisition. In that event, management will elect to terminate that acquisition to avoid any negative impacts on our operations, avoid any adverse legal and financial exposure to the Company and to protect our shareholders. Due to these factors we and other companies that pursue other companies as acquisition targets do not expect that they will close on every potential acquisition target.

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

(26)

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

Focus on Earnings

We achieved a record in sales revenue of $71,747,840, for the year ending December 31, 2011, as compared to $41,320,647 for the same period in 2010, which is an increase of 73.64%. In 2010 and 2011, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2010 and 2011. This strategy was only a temporary measure, while we were building greater market share, last year.

A major goal for the fiscal 2012 year and beyond is to begin to generate earnings for the Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers which will include gas storage, physical and financial gas trading, transportation, management and higher sales of natural gas, propane, oil and coal. We also plan to obtain our natural gas supplies at the wellhead and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Or management’s plans for increasing earnings include the following;

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

• Forth, we are attempting to obtain more bank funding, lines of credit, and Letters of Credit, as opposed to using the suppliers “trade credit”, to purchase the gas.

• Fifth, we will be re-negotiating our existing supplier agreements to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This should drive our costs down, and potentially produce higher profit margins for our company.

• Sixth, our management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. Universal plans to mine, produce and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation.

• Seventh, our the Company through NDR Energy Group has expanded its product mix to include the sales and distribution of propane due to the higher profit margins.

• Eighth, we intend to expand into gas storage, physical and financial gas trading, transportation and, gas management.

New Profit Centers

We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. Implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf, of natural gas that we sell to our customers. These services include;

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

(27)

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy, we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on the Company, it officers, operations staff, financial stability, credit worthiness, track record, and our ability to them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

The information presented below is a revised conservative estimated projection of our gas sales for 2011. They are not guaranteed, and could be more or less. However, it will give some insight into where we think we could be this year. These projections are for sales of natural gas only and do not include sales of petroleum or any other alternative energy products. Based on these projections, each of our customer contracts would have a potential to generate an estimated $12+ million annually in natural gas sales. We believe, the retail value of each of these contracts could very significant, if someone were to purchase one or more these contracts based on their potential sales value over a period of 5 to 10 years or more.

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

Financial Restructuring Plan

On February 25, 2011, the Board of Directors approved a Resolution and a “Financial Restructuring Plan” to reduce debt and improve the companies “Balance Sheet”. The plan calls for our company to reduce its debt, and converting the balance of the outstanding debt on the Balance Sheet to shares of our Common Stock, to our various Note Holders and creditors. This will result in an additional issuance of shares of our Common Stock that will likely increase the issued and outstanding shares of our Common Stock to an undeterminable amount of 150 shares. Many of the existing Notes carry interest rates that are very high, and that are above the current market rates. The benefit to us is to eliminate the outstanding debt and liabilities owed by our company, reduce interest expenses, enhance our financial position, strengthen the Balance Sheet, and increase our liquidity. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. We believe that this should also be very beneficial to our shareholders.

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

Our Beneficial Shareholders

At December 31, 2011, there were 199,969,927 shares of our Common Stock issued and outstanding and there were approximately 54 shareholders of record of our common stock on the records of our transfer agent. See Part II, Item 5. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds 81,218,528 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades, that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 4000.

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

Our present management team inherited a development stage company that in previous years had no revenue, earnings, limited operations, and very little volume and liquidity in its stock. They built a good, solid operating company, with strong revenues in a short period of time, during the worst economic downturn the United States has experienced since the “Great Depression”. They managed to turn around a small development stage company with no revenues, built an operating company, and generated revenues in excess of $71 million, all in two year.

(28)

Voting Trust and Control of NDR Energy Group LLC

The Company and Varlos Energy Holdings LLC entered into a Voting Trust, via a Voting Trust Agreement whereby Varlos Energy granted and transferred its Two (2%) percent member interests to the Company and its Voting Trustee, Vince M. Guest, for the purpose of having the Company to vote Varlos Energy’s member interests in NDR Energy Group LLC, for any corporate lawful act for a period not to exceed Ten (10) years. This Voting Trust vests in the Company, and the Trustee, Fifty One (51%) percent (the “Majority”) of the control of the membership ownership interests of NDR Energy Group LLC, and the authority over all of its management and operations decisions, with the combination of the Company’s Forty Nine (49%) percent member interests and the voting rights and control of Varlos Energy’s Two (2%) percent member interests.

Universal Bioenergy North America Inc.

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

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2011 compared to December 31, 2010

Review and Analysis of Current Results of Operations

Revenues

With a business plan focused on producing revenues, current management has created significant value and since the acquisition of NDR Energy on April 12, 2010, when previously there were no revenue generated in the prior 2 to 3 years. Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the twelve months ended December 31, 2011 were $71,747,840 as compared to $41,320,647 for the same period in 2010. This resulted in an increase of $30,427,193 in revenues or 73.64% over the previous year. Our Cost of Sales for this period was $71,604,210. This has resulted in a gross profit margin for this period of $143,629.  The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and high financing costs added to the gas by the suppliers.   Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby significantly increasing our the gross profit.

Additionally, in 2011, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product at or slightly below our costs, which directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2011. This strategy was only a temporary measure, while we were building greater market share, last year.  See the sections “New Business Strategy”, “Focus on Earnings” and “New Profits Centers” above.

We incurred losses of $2,037,042 for the twelve months ended December 31, 2011 and $1,947,963 for the same period in 2010. Our accumulated deficit since our inception through December 31, 2011 amounts to $19,470,213. We issued 3,000,000 of common shares for services with an aggregate fair value of approximately $133,500 that was included in the $1,187,624 in general and administrative expenses for the twelve month period ended December 31, 2011. Excluding the value of the common shares of $133,500 from the general and administrative expenses of $1,187,624 would reduce the actual net G&A expenses to $1,054,124. We also incurred interest (expenses) including amortization of beneficial conversion feature of $923,644. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $,1,054,144 would correspondingly reduce our net loss of $2,037,042 to an adjusted net loss of $979,898 for the period ending December 31, 2011. Based on an adjusted net loss of $979,898 this loss equals only 1.37% of our total revenues of $71,747,840 for the period ended December 31, 2011, as compared to 2.48% for the same period ended 2010.

Operating Costs and Expenses.

Our Cost of Sales for the twelve months ended December 31, 2011 were $71,604,210 as compared to $41,273,543 for the same period in 2010.  Our primary business operations consists of the marketing and distribution of natural gas and propane to our major customers nationwide. Our general and administrative expenses for the twelve months ended December 31, 2011 were $1,187,624 as compared to $1,251,674 for 2010 a decrease of

$ 64,050. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Our total operating expenses decreased from $1,333,818 for the period ending 2010, by a total of $116,958, or by 8.77%, to $1,216,860 for the period ending December 31, 2011. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will soon reduce our net losses down to zero, and then move our company toward solid profitability. Since we are a high growth company, growing by mergers and acquisitions, we expect to have corresponding increases in costs reflected in our operating expenses. However, although our total revenues increased by $73.64%, our total operating expenses decreased by only 8.77%.

(29)

Assets

Our “total assets” have decreased by $2,047,886, or 15.44% to $11,212,845 for the period ending December 31, 2011, compared to $13,260,731 for the same period in 2010. A total of $2,850,371 of that resulted from a reduction in the amount of our Accounts Receivables from the sales of natural gas due to the unseasonably warm winter on the east coast, a reduced demand in natural gas for heating, a decline in natural gas prices, and an increase in natural gas working inventories. Our Property and Equipment and long-term physical assets were also reduced by $127,000 for the period ending December 31, 2010 and $125,000 December 231, 2011 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. See – Universal Bioenergy North America Inc., Discontinued Operations for more information. However, this reduction in our “total assets”, was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing, sales and distribution of natural gas to our 28 electric utility customers through our NDR Energy Group subsidiary. Our present revenue, profitability and future growth are largely dependent on a number of factors including, the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions, and competition from other energy sources. As we further diversify into the marketing and distribution of propane, oil and coal, our future revenues and profitability will come from multiple sources and they will be less dependent on the sales of natural gas alone.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $42,481 for the period ending December 31, 2011, as compared to a working capital deficit of $214,309 for the period ending December 31, 2010. This increased our working capital deficit by $210,172 or by 98.07%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending December 31, 2011 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the twelve months ended December 31, 2011 and 2010 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the twelve months ended December 31, 2011 was ($996,116) as compared to ($322,979) for the twelve months ended December 31, 2010. The increase was primarily attributable to the costs associated with the growth and expansion of NDR Energy Group and our other operations.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2011 was $889,500 as compared to cash provided by investing activities of $24,906 for the twelve months ended December 31, 2010. This was an increase of $864,594 or an increase of 3471.43% due to our cash needs to grow by means of acquisitions. The use of cash in the year ended December 31, 2011 was related to the investment in participation agreements for Progas Energy Services, the acquisition of the member interests in Whitesburg Friday Branch Mine LLC, and cash provided by investing activities that is attributable to the purchase of fixed assets of $13,094 and the sale of property and equipment for $38,000.

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended December 31, 2011 was $1,889,321 as compared to $295,254 for the year ended December 30, 2010. The net cash provided by financing activities is primarily attributable to our Notes Payables issued and the investment in the Whitesburg Friday Branch Mine.

Liabilities / Indebtedness

Current liabilities decreased to $10,422,309 for the twelve months ended December 31, 2011, compared to $13,071,803 for the same period in 2010. This 18.31% decrease was primarily due to a $2,741,102 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $494,646 for the period ending December 31, 2011, compared to $238,355 for the year ending December 2010. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

DEBT

Debt and Debt Financing

Long-Term Debt and Promissory Notes - In its efforts to expand and grow, the Company borrowed direct cash funds from various investors to raise capital, and the Company issued them debt instruments in the form of Promissory Notes to evidence that debt. These are long-term Notes with various rates and maturities, that grants the Note Holder the right, (but not the obligation) to convert them into common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

Many of these Notes have above market interest rates, and high price conversion discounts rates to market. Management issued the Note primarily for the following reasons;

a.	Universal was considered a development stage company, with a limited operating history, and had limited revenues and earnings
b.	The investors that accepted a Note, with deferred payments, with the option to convert the Note to high risk penny stock, for the cash obligation, felt they were taking an extremely high risk

c.	The investors’ concern about the historically high inherent risks in penny stocks
d.	The investors’ concern about the lack of liquidity and limited trading volume in the Company’s stock.

e.	The investors’ concern about the volatility of the stock price at that time
f.	A significant price discount to market was required by them to offset declines in the stock price to cover the risk of partial or even total loss

g.	The investors had very limited or no collateral for their investments or loans to the Company
h.	Many of the Notes were issued when the Company’s stock was trading in the 2 cent to 3 cent range

i.	The loans were made on the best possible terms we could get from the investors at that time, because of the high risks, the recessionary economy and tight credit lending market at that time.
j	Due to these inherent risk factors and their potential affect on the investors, the Board of Directors approved the conversion prices for the Notes in range of $.005 to $.05 per share, or at a 30% to 50% discount to market.

The investors have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions to expand and grow the Company. These investors invested funds in the Company when it was still a development stage company with a limited operating history, limited revenues, negative earnings and limited stock liquidity. They accepted Promissory Notes with the option to convert them to stock, and were taking what was considered to be a high risk investment at that time. The Company has the right to re-negotiate the terms and conditions of the Notes, including increasing the conversion prices, if the stock price rises considerably and consistently over time, on terms that would be more favorable to the Company and its shareholders. It could take several years to convert all of the Notes to stock if all of the investors requested it. It’s possible that some may never convert their Notes to stock and may take cash only when the Company is in the best position to settle the obligation on a cash basis.

Most of the Notes that some of the investors elected to convert, were not converted at the stated amount in the Note, (such as $0.005 in some cases), but were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a re-negotiated conversion price due to a modification of the terms of the Note.

(30)

List of Notes

On November 23, 2010 we entered into a two (2) year Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.The Note can be converted at $.005.

On December 3, 2010 we entered into a two (2) year Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.The Note can be converted at $.005.

On December 31, 2010 we entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.02.

On December 31, 2010 we entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.01.

On December 31, 2010 we entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On December 31, 2010 we entered into a two (2) year Promissory Note with an Employee, for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock . The Note can be converted at $.02.

On December 31, 2010 we entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On December 31, 2010 we entered into a two (2) year Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On December 31, 2010 we entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $.015.

On January 18, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On January 19, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On February 23, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On February 25, 2011 we entered into a six (6) month Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.02.

On March 10, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On March 14, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On March 28, 2011 we entered into a two (2) year Promissory Note with a non-related creditor for $72,500 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On May 20, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $20,600 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On May 23, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On May 30, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On June 25, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On July 29, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On August 29, 2011, we entered into a three (3) year Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $.005.

On October 2, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $0.005.

On October 20, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 30% discount to the market price.

On October 22, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 30% discount to the market price.

On October 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 30% discount to the market price.

On October 25, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 30% discount to the market price.

On October 25, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at $0.005.

On October 31, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock. The Note can be converted at $0.005.

On October 31, 2011 the Company entered into a ten (10) month Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 50% discount to the market price.

On December 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock. The Note can be converted at a 50% discount to the market price.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $0.01.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $0.02.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $0.01.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock. The Note can be converted at $0.01.

On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. The holder has the right to convert the note to common stock at a 48% discount to the market price at the time of conversion.

If all of these Notes were converted to common stock it could result in the potential issuance of an estimated 290,897,966 shares over several years. This would result in a dilution of the proportional or percentage of ownership of the shareholders, however we do not believe the value of the shareholders stock would be adversely affected.

In an effort to build a strong operating company, the officers and some employees of the Company have not taken their salaries for the last few years, and have become creditors of the Company. The accrued compensation due to them by the Company, has become a debt or liability on the Company’s books. The Company has issued them Promissory Notes that includes an option to convert them common stock to reflect these liabilities. This has reduced some of the need from borrowing from outside creditors. They have also taken on the very same risks upon themselves as the outside lenders and creditors. The officers would prefer to be paid in cash also as opposed to stock. If the officers ever elect to convert their Notes into common stock, the shares will be subject to Rule 144 restrictions as control securities when selling them into the market.

(31)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the production of oil and gas in the our U.S. and Canada. Pricing for oil and gas production has been volatile and unpredictable for several years. See “Item 1A. Risk Factors.”

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

As of December 31, 2011, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

(32)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNIVERSAL BIOENERGY, INC.

Bongiovanni & Associates, CPA'S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheet of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Bioenergy, Inc. (a Nevada corporation) as of December 31, 2011 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated deficit, has negative working capital, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA'S

Bongiovanni & Associates, CPA'S

Cornelius, North Carolina

April 13, 2012

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors

and Stockholders

Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheet of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Bioenergy, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tucson, Arizona

June 30, 2011

742 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

(33)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	(Audited)	(Audited)
ASSETS:		(Restated)
	December 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$3,706	$—
Accounts receivable	10,004,123	12,854,494
Other loans	—	3,000
Total current assets	10,007,828	12,857,494

PROPERTY AND EQUIPMENT - net	8,951	136,567

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	889,500	—
Intangible assets	250,000	250,000
Deposit	46,516	6,620
Total other assets	1,196,066	266,670

TOTAL ASSETS	$11,212,845	$13,260,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$10,099,502	$12,840,604
Other accounts payable and accrued expenses	208,848	185,660
Accrued interest	101,860	28,985
Line of credit	7,850	12,304
Advances from affiliates	4,250	4,250
Total current liabilities	10,422,309	13,071,803

Long term convertible notes payable	464,646	238,355

TOTAL LIABILITIES	10,916,955	13,310,158

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
December 31, 2011 and December 31, 2010, respectively
Preferred stock Series B, 232,080 issued and outstanding shares
December 31, 2011 and December 31, 2010, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
199,969,927 and 77,247,517 issued and outstanding as of
December 31, 2011 and December 31, 2010, respectively	199,970	77,248
Additional paid-in capital	18,983,696	16,651,544
Noncontrolling interest	(125,543	(53,029)
Accumulated deficit	(18,762,464)	(16,725,422)
Total stockholders' deficit	295,890	(49,427)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,212,845	$13,260,731

The accompanying notes are an integral part of these consolidated financial

(34)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Audited)	(Audited)
	For the Years Ended
	December 31,
	2011	2010

REVENUES	$71,747,840	$41,320,647

COST OF SALES	71,604,210	41,273,543

GROSS PROFIT	143,629	47,104

OPERATING EXPENSES:
General and administrative	1,187,624	1,251,674
Sales and marketing	26,620	80,617
Depreciation and amortization expense	2,616	1,527
Total operating expenses	1,216,860	1,333,818

LOSS FROM OPERATIONS	(1,073,231)	(1,286,714)

OTHER INCOME (EXPENSE):
Other income	12,318	2,574
Interest (expense)	923,644)	(589,852)
Total other expense	(911,326)	(587,278)

(LOSS) FROM CONTINUING OPERATIONS	(1,984,556)	(1,873,992)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	(125,000)	(127,000)

Net (Loss)	(2,109,556)	(2,000,992)

Net (loss) attributable to noncontrolling interest	(72,514)	(53,029)

NET INCOME (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(2,037,042)	$(1,947,963)

NET LOSS PER SHARE:
Basic and diluted loss per share	$ (0.02)	$ (0.03)

Weighted average of shares outstanding	91,181,087	55,327,360

* = Less than (.01)

(35)

UNIVERSAL BIOENGERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEARS ENDED DECEMBER 31, 2010 AND 2011

UNIVERSAL BIOENERGY, INC. Shareholders
									Additional	Non-
		Accumulated	Common Stock	Preferred A	Preferred B	Paid-in	controlling
	Total	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest

BALANCE AT DECEMBER 31, 2009	$(553,921)	$(14,777,460)	39,405,000	$39,405	100,000	$100	232,080	$232	$14,183,802	$—

Common stock issued for compensation	18,000		300,000	300					17,700

Common stock issued for debt conversion	655,576		30,542,517	30,542					625,034

Common stock issued for acquisition	250,000		5,000,000	5,000					245,000

Common stock issued for services	51,157		2,000,000	2,000					49,157

Beneficial conversion feature of convertible notes payable	1,149,975								1,149,975

Common stock issued for interest expense	380,876								380,876

Noncontrolling interest	(53,029)									(53,029)

Preferred stock surrendered to treasury	(100)				(100,000)	(100)				—

Net (Loss)	(1,947,962)	(1,947,962)
BALANCE AT DECEMBER 31, 2010	$(49,428)	$(16,725,422)	77,247,517	$77,247	—	$—	232,080	$232	$16,651,544	$(53,029)

Common stock issued for debt conversion	783,724		94,080,249	94,081					689,643

Common stock issued for services	326,750		7,500,000	7,500					319,250

Common stock issued for stock dividend	—	—	11,415,311	11,415					(11,415)

Common stock issued for interest expense	55,568		9,726,850	9,727					45,841

Beneficial conversion feature of convertible notes payable	1,288,833								1,288,833

Noncontrolling interest	(72,514)									(72,514)

Net (Loss)	(2,037,042)	(2,037,042)
BALANCE AT DECEMBER 31, 2011	$295,890	$(18,762,464)	199,969,927	$199,970	—	$—	232,080	$232	$18,983,696	$(125,543)

(36)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	(Audited)	(Audited)
		(Restated)
	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,109,556)	$(2,000,992)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation expense	2,616	1,527
Common stock issued for services	326,750	332,007
Amortization of Beneficial conversion features	435,072	178,975
Common stock issued for interest expense	55,567	380,876
Loss from sale of equipment	125,000	127,000
Changes in assets and liabilities:
Accounts recievable	2,850,371	(12,854,494)
Prepaid expenses and other assets	(36,896)	(13,979)
Accrued expenses and other liabilities	96,063	622,792
Accounts payable	(2,741,102)	12,903,309
Net cash used for operating activities	(996,116)	(322,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	38,000
Purchase of property and equipment	—	(13,094)
Investment in participation agreement - see note 5	(889,500)	—
Net cash (used in) provided by investing activities	(889,500)	24,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) affiliates	—	—
Principal payments on notes payable and line of credit	(14,125)	—
Proceeds from notes payable issued and line of credit	1,903,447	295,254
Net cash provided by financing activities	1,889,321	295,254

INCREASE (DECREASE) IN CASH	3,706	(2,819)

CASH, BEGINNING OF PERIOD	—	2,819

CASH, END OF PERIOD	$3,706	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$55,567	$6,157
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$777,691	$392,726
Common stock issued for intangible assets in acquisition	$—	$250,000
Convertible notes issued for accrued liabilities	$1,184,255	$1,343,543
Beneficial conversion feature of convertible notes payable	$1,951,119	$1,149,975

The accompanying notes are an integral part of these consolidated financial statements

(37)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our primary business focus is the production, marketing and sales of natural gas, propane, oil, coal and alternative energy. We sell natural gas to public utilities, electric power producers and local gas distribution companies. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004 under the laws of the State of Nevada.

Universal Bioenergy North America, Inc (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil and grease in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin. The biodiesel refinery is located in Nettleton, Mississippi. UBNA and UB are hereafter referred to as (the “Company)”.

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

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement in which Universal Bioenergy purchased a 49% Member Interest (See Note 9). NDR Energy Group markets energy and fuel such as natural gas, propane and transportation of petroleum fuels.

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of natural gas and propane at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists and the customer bears the risk of loss, net of provision for rebates and sales allowances in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010 the Company had no cash equivalents.

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

(38)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2011 and 2010, the Company did not record any liabilities for uncertain tax positions.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Charlotte, North Carolina and Irvine, California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
·

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value. Measurement

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

(39)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continue)

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Losses available for common shareholders	$(2,037,042)	$(1,947,962)

Weighted average common shares outstanding	(91,181,087)	(55,327,360)
Basic loss per share	$(.02)	$(.03)
Fully diluted loss per share	$(.02)	$(.03)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

(40)

NOTE 4 - EQUITY

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock to 1,000,000,000 shares at $.001 par value. There are 199,969,927 shares of common stock issued and outstanding as of December 30, 2011.

On June 6, 2011, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 1, 2011, on a 10 for 1 basis. On July 12, 2011, our transfer agent, issued 11,415,311 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

The Company has authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. As of December 31, 2011, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

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

Preferred Stock

On October 24, 2007, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation. This action was approved by the Board of Directors and the Majority of the Shareholders on October 22, 2007. Pursuant to the Amendment, the Company authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. The information regarding the Amendment was fully disclosed in a Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 24, 2007.

On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. The preferred Series A preferred shares have voting rights at the equivalent of 300 shares of common stock to each preferred share of stock. The Series B preferred shares bear no voting rights. On July 22, 2010 the Company cancelled the 100,000 Series A preferred shares of stock, and therefore there were no Series A preferred shares of stock issued and outstanding as of that date. On June 15, 2011, the Series A preferred shares were cancelled by the Transfer Agent and returned to the Company. As of December 31, 2011, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

Series A

There are no Preferred Series A shares outstanding as of December 31, 2011.

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

Series B

There are 232,080 series B preferred shares issued shares outstanding as of December 31, 2011. The preferred series B shares are non-voting and have no liquidation preferences.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen. However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred. Additionally, common shares were converted to preferred shares by Mortensen at a 10:1 ratio. Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 1.16% dilution as of December 31, 2011. Conversion at an implied market rate ($.0245 per share) would result in the issuance of approximately 9,472,000 shares of common stock or 4.74% dilution as of December 31, 2011. The Company does not intend to convert these shares unless receiving written consent from the SEC. (See Issuance of preferred shares in 2008 below).

(41)

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds.

Options and Warrants:

As of December 31, 2011 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2011, the Company had Promissory Notes that have the option to convert them into common stock of the Company, for of a total of $2,445,764. (See Note 7 - Notes Payables).

Common Stock Issued for Services

2011

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

2010

On October 5, 2010 the Company converted one of its Notes payable, for a total of 24,559,067 to common stock. This conversion of debt reduced our notes payables of $184,000, and the Company expensed $494,752.

Issuance of Preferred Shares in 2008

On September 29, 2008 the Company converted the following debt to preferred shares:

Converting Parties	Preferred B Shares Issued	Debt & Accrued Interest Converted	Common Stock Surrendered

Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,580	300,000	-
Mortenson Financial, Inc.	100,000	-	-100,000

The Series B preferred shares are non-voting.

On September 29, 2008 the Company converted a Note payable to Lacroix International Holdings, Ltd. in the amount of $1,818,821, including principal and accrued interest and issued 82,500 Series B preferred shares for that conversion.

On September 29, 2008 the Company converted a Note payable to Mortenson Financial Ltd., in the amount of $745,991, including principal and accrued interest, and issued 34,000 Series B preferred shares for that conversion. On the same date the Company converted the Note payable to Mortenson Financial Ltd., in the amount of $300,000 and issued 15,580 Series B preferred shares for that conversion.

On September 29, 2008, the Company converted 1,000,000 common shares of Mortenson Financial Ltd., to 100,000 Series B preferred shares of stock.

The Preferred Series B shares are convertible to common shares at a rate to be mutually agreed upon by the Company, Lacroix, and Mortensen. However, documents provided by former management to the SEC establish that management of Lacroix and Mortensen had tentatively agreed to convert the preferred shares received from the note conversions into common shares at the rate of ten shares of common to one share of preferred. Additionally, if common shares were converted to preferred shares by Mortensen at a 10:1 ratio. Conversion at the 10:1 rate would result in the issuance of 2,320,800 shares of common stock or 1.16% dilution as of December 31, 2011. Conversion at an implied market rate ($.0245 per share) would result in the issuance of approximately 9,472,000 shares of common stock or 4.74% dilution as of December 31, 2011. The Company does not intend to convert these shares unless we receive written consent from the SEC.

On September 29, 2008, a total of 100,000 Series A preferred shares of stock were issued to the Company’s former President, Richard D. Craven for compensation. The Series A preferred shares have voting rights at the ratio of 300 common shares per one share of preferred stock. On April 26, 2010, Richard D. Craven surrendered the 100,000 Series A preferred shares to the Company, after his resignation from his position with the Company. On July 22, 2011, the Board of Directors cancelled the Series A preferred shares, and returned the certificates to the transfer agent.

(42)

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of the years ended December 31, 2011 and 2010 as follows:

	December 31, 2011	December 31, 2010
Equipment	$13,094	$13,094
Land	-	50,000
Building	-	75,000
Accumulated depreciation	(4,143)	(1,527)
Total	$8,951	$136,567

Depreciation expense for the year ended December 31, 2011 was $2,616. The depreciation expense for the year ended December 31, 2010 was $1527. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2011. The Company in its Form 10-K Annual Report for the period ending December 31, 2009, in Part II — “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on page 22, and additionally under “Item 8 - Financial Statements, Note 3 – Summary of Significant Accounting Policies” on page F-10, under “Impairment of Long-Lived Assets”, stated, “There were events or changes in circumstances that necessitated an impairment of long lived assets. During 2008, the Company impaired its long lived assets based on the value of the Land, Equipment, and building facility by $1,655,972. Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.” The property and equipment was subsequently impaired to a net value of $136,567 as reported in our Form 10-K Annual Report for the period ending December 31, 2010, in Part II – Item 8 – Financial Statements on the Consolidated Balance Sheet on page F-2. The Company impaired the assets to its net realizable value and adjusted accumulated depreciation to zero during that impairment.

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

NOTE 6 - INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price in the NDR acquisition, primarily through the determination of the fair value and remaining useful lives of the respective intangible assets. Management has accordingly determined that the customer list acquired from NDR has a fair value of $250,000. Management will annual reassess the value of this asset by evaluating the present value of the projected cash flows projected to result from transactions with these customers.

(43)

NOTE 7 – NOTES PAYABLE

December 31, 2011	December 31, 2010

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	25,000

On February 16, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	13,000

On March 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $8,600 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	8,600

On April 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	6,750

On April 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	6,750

On May 24, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	10,500

On May 24, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	10,500

On May 25, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	100,000

On June 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 7, 2011 this Note was converted. See Item 5 Common Stock issued.	-	32,000

On July 15, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	4,500

On July 15, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	4,500

On August 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. See Item 5 Common Stock issued	9,670	36,919

On August 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,200	25,200

On November 23, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On September 22, 2011 this Note was converted. See Item 5 Common Stock issued.	-	12,000

On September 27, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $50,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On July 29, 2011 this Note was converted. See Item 5 Common Stock issued.	-	50,000

On May 20, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 14, 2011 this Note was converted. See Item 5 Common Stock issued.	-	28,000

On July 20, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $15,350 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 22, 2011 this Note was converted. See Item 5 Common Stock issued.	-	15,350

On December 3, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02. On October 27, 2011 this Note was converted. See Item 5 Common Stock issued.	-	16,045

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. *See note below.	163,694	163,694

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On October 19, 2011 a partial conversion of this Note was completed. On October 20, 2011 the final conversion of the balance due on this Note was completed. See Item 5 Common Stock issued.	-	164,833

On December 31, 2010 the Company entered into a two (2) year Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02. On October 12, 2011 this Note was converted. See Item 5 Common Stock issued.	-	30,000

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	165,000	165,000

(44)

NOTE 7 – NOTES PAYABLE (continue)

	December 31, 2011	December 31, 2010

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On October 27, 2011 this Note was converted. See Item 5 Common Stock issued.	-	89,014

On January 18. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	-

On January 19. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	-

On February 23. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. *See note below	45,400	-

On February 25. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock at $.02. As of November 10, 2011, the $1565 balance was paid. This Note has been paid in full.	-	-

On March 10. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	25,000	-

On March 14. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	25,000	-

On March 28, 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $72,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. On December 23, 2011, this Note was purchased from the Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement which combined this Note with another Note dated May 20, 2011 for $20,600 into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. See Note for $99,134 below.	-	-

On May 20, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $20,600 at 10% interest. The holder has the right to convert the note to common stock at $.005. On December 23, 2011, this Note was purchased from the Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement which combined this Note with another Note dated March 28, 2011 for $72,500 into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. See Note for $99,134 below.	-	-

On May 23, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	89,000	-

On May 30, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	110,424	-

On June 25, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	49,200	-

On July 29, 2011, the Company entered into a three (3) year Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	40,000	-

On August 29, 2011, the Company entered into a three (3) year Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	29,500	-

On October 2, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock on April 2, 2012 at $0.005. *See note below.	202,200	-

On October 20, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. *See note below.	200,000	-

On October 22, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price*See note below.	125,000	-

On October 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 23, 2012 at a 30% discount to the market price. *See note below.	125,000	-

On October 25, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock on April 25, 2012 at a 30% discount to the market price. *See note below.	103,600	-

On October 25, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock on April 25, 2012 at $0.005. *See note below.	96,400

On October 31, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock on May 1, 2012 at $0.005 *See note below.	74,760	-

On October 31, 2011 the Company entered into a ten (10) month Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the note to common stock on May 1, 2012 at a 50% discount to the market price. *See note below.	68,000	-

On December 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock on June 23, 2012 at a 50% discount to the market price. *See note below.	50,000	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.*See note below.	151,400	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.02.. *See note below.	40,500	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.*See note below.	162,175	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01. *See note below.	14,407	-

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On December 29, 2011, $30,000 worth of this note was converted, leaving a $69,134 balance. *See note below.	69,134	-

Total long-term note payable	2,445,764	1,184,255
Less current portion	-	-
Less Discount from Beneficial Conversion Feature	1,951,119	$970,900
Long-term portion of note payable	494,646	213,355

Principal maturities of Notes payable as of December 31, 2011 for the next five years and thereafter is as follows:

2011	$ -0-
2012	$ 1,201,264
2013	$ 553,016
2014	$ 691,484
2015	$ -0-

Total	$ 2,445,764

For the above Notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

If all of these Notes were converted to common stock it could result in the potential issuance of an estimated 290,897,966 shares over several years. This would result in a dilution of the proportional or percentage of ownership of the shareholders, however management does not believe the value of the shareholders stock would be adversely affected.

See management’s discussion of the reasons for the conversion price discounts given in the 10-K pages 60-64.

(45)

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,871,000 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$1,316,000	$544,442
State	348,000	161,279
	1,664,000	715,721
Valuation allowance	(715,721)	(715,721)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,2011	December 31, 2010

Net operating loss carry forward	$1,664,000	$715,721
Valuation allowance	(1,664,000)	(715,721)

Deferred income tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $7,900,000 however in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore this loss of approximately $3,871,000 is available to offset future taxable income through 2028.

NOTE 9 – ACQUISTION

Entry into a Material Definitive Agreement.

Universal Bioenergy Corporation, a Nevada corporation and NDR Energy Group, LLC, a Maryland limited liability company (“NDR” or “NDR Energy Group”), entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of April 12, 2010.  Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased Forty Nine (49%) percent of the Member Interests of NDR for common stock of the Company

 The completion of the acquisition was approved by the Board of Directors of the Company.

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

Universal’s  management believes that the association with NDR Energy Group  will give the Company the needed sales outlets through NDR Energy Group’s distribution channels, the  marketing / brokering of natural gas, propane and other energy products as part of its new business focus.

Additional Summary of the Purchase Agreement

According to the agreement, the Company retains the right to purchase additional equity of the Member Interests of NDR Energy.  NDR Energy will appoint Two (2) seats on its Board of Managers as selected by the Company.  The Company agrees to provide NDR Energy Group with Management Support Services. The Company will provide, arrange, establish or otherwise make available to NDR a loan or line of credit to provide $1,000,000 in working capital. The Company will arrange, on a best efforts basis, a “Financing Facility / Credit Line up to an estimated amount of $300 million dollars drawn on a major U.S. bank or similar financial institution, to purchase its natural gas contract receivables, and help fund its growth and expansion. NDR Energy Group agrees to comply in accordance with the related financial covenants.

The original Forty Nine (49%) percent interest in NDR Energy was purchased for 1,000,000 shares of Universal Bioenergy common stock, and a $1,000,000 loan to NDR.

The option to acquire the final Two (2%) percent member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition. The Two (2%) member interest was transferred and granted by the officers to a new entity known as Varlos Energy Holdings LLC.  The Two (2%) percent member interests was acquired for 4,000,000 shares of common stock, by exercising the option pursuant to the Agreement.  The 4,000,000 shares of common stock was issued and paid directly to the Members of NDR Energy Group as a premium on the purchase price for the additional Two (2%) percent of NDR’s member interests. The officers did not receive any of the 4,000,000 shares, all of the stock was issued to the Members of NDR Energy. The Two (2%) percent acquired member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are the Members.

Management determined that the Company was the acquirer in the business combination in accordance with FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither NDR, nor any of the sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company) or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management has not changed during this acquisition. The Company had no pre-existing relationship and the Company included the 2% as part of the purchase price allocation since the 2% ownership interest by Varlos Energy Holdings LLC is a related party.

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

The following table summarizes the consideration paid by Universal and the amounts of the assets acquired at the acquisition date:

Purchase Price Allocation	April 12, 2010
Consideration:
Equity instruments (5,000,000 common shares of Universal Bioenergy, Inc.)	$250,000
Recognized amounts of identifiable assets acquired:
Client List	250,000
Total assets	$250,000
Fair value of total assets	$250,000

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2010.

	2010

REVENUES	$51,841,000	$—

Net Loss	(2,001,000)		-

Net income per share basic and diluted	$(0.04)	$—

Weighted average of shares outstanding	55,327,360	—

Voting Trust and Control of NDR Energy Group LLC

The Company and Varlos Energy Holdings LLC entered into a Voting Trust, via a Voting Trust Agreement whereby Varlos Energy granted and transferred its Two (2%) percent member interests to the Company and its Voting Trustee, Vince M. Guest, for the purpose of having the Company to vote Varlos Energy’s member interests in NDR Energy Group LLC, for any corporate lawful act for a period not to exceed Ten (10) years. This Voting Trust vests in the Company, and the Trustee, Fifty One (51%) percent (the “Majority”) of the control of the membership ownership interests of NDR Energy Group LLC, and the authority over all of its management and operations decisions, with the combination of the Company’s Forty Nine (49%) percent member interests and the voting rights and control of Varlos Energy’s Two (2%) percent member interests.

(46)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. On October 19, 2011 Mr. Ali elected to make a partial conversion this Note payable dated 12/31/10, and he received 5,482,600 restricted shares of common stock for that conversion. On October 20, 2011 Mr. Ali elected to make the final conversion of this Note and he received 5,482,600 restricted shares of common stock for that conversion for that conversion.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.01.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.02.

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.01.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

There are no changes to report in our Board of Directors, Officers or compensation arrangements for our Officers during for the period ending December 31, 2011. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K for the period ended December 31, 2010, and the Form 10-Q Report for the period ended September 30, 2011.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-K Annual Report for the period ended December 31, 2011.

On January 19, 2012 the Company completed a partial conversion one of its revised Notes payable dated 12/23/11, with an amount of $99,134. A total of $30,134 worth of the Note was converted, and 2,897,500 common shares were issued for that part of the conversion, which leaves a remaining balance of $39,000 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $30,134.

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common at a 50% discount to the market price.

On February 2, 2012, the Company issued 227,925 shares of common stock to a consultant in accordance with their consulting agreement.

On February 9, 2012 the Company completed a partial conversion of one of its Notes payable dated 02/23/11, with a principal amount of $45,400. A total of $42,100 worth of the Note was converted, and 19,136,364 common shares were issued for that part of the conversion, which leaves a remaining balance of $3,300 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $42,100.

On February 9, 2012 the Company completed the final conversion one of its revised Notes payable dated 12/23/11, with an amount of $99,134. A total of $30,390 worth of the Note was converted, and 5,118,243 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $30,390.

On February 10, 2012 the Company completed a partial conversion of one of its Notes payable dated 02/23/11, with a principal amount of $45,400. A total of $3,300 worth of the Note was converted, and 1,500,000 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $3,300.

On February 13, 2012, a $49,500 partial interest in an existing Note, dated May 23, 2011 for $89,000, was purchased from the Note Holder by another non-related creditor. On February 13, 2012, the $39,500 portion of the Note payable was completely converted to common stock, and a total of 6,100,000 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes payables by $49,500.

On February 13, 2012, a $55,000 partial interest in an existing Note, dated May 30, 2011 for $110,424, was purchased from the Note Holder by another non-related creditor. On February 29, 2012, the $55,000 portion of the Note payable was completely converted to common stock, and a total of 7,543,662 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $55,000.

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.

On February 15, 2012, a $89,000 partial interest, (including $80,000 principal and $9,000 interest) in an existing Note, dated December 31, 2010 for $163,694, was purchased from the Note Holder by another non-related creditor. The $9000 interest was assigned by the original Note Holder to another party and subsequently purchased by the party that purchased the $80,000 principal. On March 2, 2012, the $89,000 portion of the Note payable was completely converted to common stock, and a total of 13,432,900 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $89,000.

On February 20, 2012, the Company “closed” the transaction and acquired forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company, in exchange for consideration consisting of two million, seven hundred thousand dollars ($2,700,000), pursuant to the Member Interest Exchange Agreement dated October 17, 2011, and the amendment to the Agreement dated February 20, 2012. Whitesburg is engaged in the business of coal mining, operations, production and marketing of “Thermal/Steam” non-coking coal at a coal mining property known as the Whitesburg Friday Branch Mine, located in Letcher County, in Whitesburg, Kentucky.

On February 20, 2012 the Company entered into a two (2) year Promissory Note with Whitesburg Friday Branch Mine LLC for $2,000,000 at 12% interest for the purchase of the member interest in Whitesburg in accordance with the Member Interest Exchange Agreement dated October 17, 2011. The holder has the right to convert the note to common stock after six months at a 30% discount to market at the time of conversion.

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock after August 23, 2012 at $0.008.

On February 27, 2012, a $62,520 partial interest in an existing Note, dated May 30, 2011 for $110,424, was purchased from the Note Holder by another non-related creditor. On March 8, 2012, the $62,520 portion of the Note payable was completely converted to common stock, and a total of 8,294,778 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $62,520.

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

On March 1, 2012, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Southern California Gas Company the largest natural gas distribution utility in the country. Under the terms of the contract NDR Energy Group is to supply the customer with an estimated 25,000 mcf per day, or a total of 4.5 billion cubic feet (bcf) of natural gas for six months from April through October, with an estimated value of $11,475,000.

On March 1, 2012, a $83,694 partial interest, in an existing Note, dated December 31, 2010 for $163,694, was purchased from the Note Holder by another non-related creditor. On March 20, 2012, the $83,694 portion of the Note payable was completely converted to common stock, and a total of 9,884,965 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $83,694.

On March 2, 2012, a $9,000 partial interest in an existing Note payable, dated December 31, 2010 for $163,694, was completely converted to common stock, and a total of 857,143 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $9,000.

On March 2, 2012, a $9,764 partial interest, ($9,764 of accrued interest) in an existing Note, dated December 31, 2010 for $163,694, was purchased from the Note Holder by another non-related creditor. The $9,764 interest was assigned by the original Note Holder to another party and subsequently purchased by the party that previously purchased the $83,694 principal on the Note dated December 31, 2012.

On March 5, 2012, a $39,500 partial interest in an existing Note, dated May 23, 2011 for $89,000, was purchased from the Note Holder by another non-related creditor. On March 7, 2012, the $39,500 portion of the Note payable was completely converted to common stock, and a total of 4,200,000 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $39,500.

On March 5, 2012, the Company announced that the Whitesburg Friday Branch Mine, in Letcher County, Kentucky began full production and coal mining operations. Land reclamation work has progressed and passed inspection by the State of Kentucky, paving the way to extracting coal from the mine. Drilling and blasting in preparation for removal of coal has begun and it is expected that coal will be on the ground ready for sales and shipment by the end of March 2012.

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

On April 2, 2012, a $9,764 partial interest in an existing Note payable, dated December 31, 2010 for $163,694, was completely converted to common stock, and a total of 1,212,919 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes payables by $9,734.

On April 4, 2012, we announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric’s, Electric Fuel Division Corporation. Under the terms of the contract, NDR Energy Group is to deliver natural gas supplies for the customer’s electric power generation plants for one to three months, starting on July 1, 2012. The contract is projected to generate millions of dollars in revenue.

On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. The holder has the right to convert the note to common stock at a 50% discount to the market price at the time of conversion.

On April 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.

(47)

* * * * * * *

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2011, management recognized that there were possible deficiencies in our internal controls and addressed the material weaknesses in our internal control deficiencies as follows:

• We have provided more oversight of the Company’s financial reporting and internal control by those charged with corporate governance.

• We have engaged the services of employees, management, and outside professionals who have the qualifications and training to fulfill their assigned functions, with respect to preparing financial statements, reports and internal controls in accordance with Generally Accepted Accounting Principles.

• Any deficiencies in terms of completeness or accuracy in the internal control process must be reported to management on a timely basis and we have established a defined process within our organization to remediate these deficiencies, when identified.

• We have implemented a more effective internal review and risk assessment function by management, which functions are important to the monitoring or risk assessment component of internal control.

On August 18, 2011, the Company engaged a new auditor and, recently, engaged an new outside accounting firm to further develop policies, controls, and procedures to ensure that internal control over financial reporting will be effective for the year ended December 31, 2011 in light of any material weakness discovered by our current management, the need to ensure that internal controls and procedures satisfy the criteria set forth by COSO, and to rectify the significant internal control deficiencies identified by our independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

There is no other information to report with respect to which information is not otherwise called for by this form.

(48)

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

Name	Age	Title

Vince Guest	54	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	47	Senior Vice President, Director

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

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations

Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010. He has over 23 years’ experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets and arranged over $250 million in investment capital and structured financing. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants, for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies and improved their operations and market capitalization value.

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

Ray Crooks – NDR Energy Group – Managing Partner and Principal Consultant

Ray Crooks has over 25 years of professional experience in energy services and the gas industry. He provides technical consulting services for NDR Energy’s public and private sector clients in the areas of natural gas planning, gas supply and pipeline management, contract negotiations for NAESB supply and purchase contracts, strategic planning, risk management and cost of service analyses. His experience also includes financial analysis for electricity and natural gas systems, energy procurement, gas capacity management, marketing plans, rate systems design, power supply planning, demand forecasting and developing financing plans for Municipal Utilities using tax exempt Bonds. He also works as a Principal Consultant and owner of “The New Horizons Energy Group”, an energy management consulting firm. Previously he worked as a Supervising Consultant with Resource Management International, a Bulk Power and Rates Analyst with the City of St. Cloud, Florida and a Supervising Analyst with R.W. Beck and Associates. Ray is a candidate for a Doctorate in Business Administration, (DBA), and a Masters in Management Information Systems from Nova Southeastern University, a MBA in Finance from Webber International University, and a B.S. in Business Administration from the University of Central Florida.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Exchange Act requires our directors, executive officer and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  Based solely upon a review of the copies of the forms furnished to us, while filings for fiscal 2010 were not timely made, as of December 31, 2011, we believe that all required filings under Section 16(a) for fiscal 2011 to date have been made by our officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

(49)

ITEM 11. EXECUTIVE COMPENSATION

General. Effective April 14, 2010 Vince M. Guest presently serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2011 and 2010 compensation awarded to, paid to, our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2011 and 2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Vince M. Guest	2011 2010	174,000 174,000	- -	-84,669	- -	- -	- -	-380,877	174,000 639,546
Chairman of the Board Chief Executive Officer, Principal Accountant,		—	—		—	—	—	—	—
Solomon Ali Senior Vice President, Director	2011 2010	174,000 174,000		-84,669					174,000 258,669

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2011:

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisabke	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)

Vince M. Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2011 and 2010 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

NONE

2011 and 2010 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Year of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years (s)
NONE

2011 and 2010 NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2011 and 2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vince M.Guest	0	0	0	0	0	0	0
Solomon Ali	0	0	0	0	0	0	0

* Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2011 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

NONE

2011 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/ Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)

NONE

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change inControl	After Change in Control
Name	Benefit	Termination w/o Case or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
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

(50)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2012 based on 199,969,927 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Vince M. Guest	Common Stock	17,555,508	8.78%
Solomon R.C. Ali	Common Stock	16,838,743	8.42%
	Common Stock
All Officers and Directors As a Group (2 persons)	Common Stock	34,394,251	17.20%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

 Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $.001, as of December 31, 2011.

On May 9, 2011, we amended our Articles of Incorporation and increased our authorized shares of common stock from 200,000,000 to 1,000,000,000 shares.

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

Preferred Stock

On October 22, 2007, the Board of Directors and the holders of the majority of the issued and outstanding shares of common stock of the Company authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share.

On October 24, 2007, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation to reflect this authorization of the preferred shares. The information regarding the Amendment was disclosed in a Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 24, 2007.

On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. The preferred Series A preferred shares have voting rights at the equivalent of 300 shares of common stock to each preferred share of stock. The Series B preferred shares bear no voting rights. On July 22, 2010 the Company cancelled the 100,000 Series A preferred shares of stock, and therefore there were no Series A preferred shares of stock issued and outstanding as of that date. The Series A preferred shares were cancelled by the transfer agent on June 15, 2011 and returned to the Company. As of December 31, 2011, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds.

Options and Warrants:

As of December 31, 2011 there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2011, the Company had no convertible debentures outstanding.

Transfer Agent

On October 25, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows:

Corporate Stock Transfer 3200 Cherry Creek Drive South, Suite 430

Denver CO, 89009

Telephone (303) 282-4800, Fax (303) 282-5800

(51)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The option to acquire the final Two (2%) percent member interest in NDR was assigned to the officers of Universal, Richard D. Craven, Vince M. Guest and Solomon Ali, along with a grant of 4,000,000 shares of stock as a bonus for managing and closing the NDR Energy acquisition. The Two (2%) member interest was transferred and granted by the officers to a new entity known as Varlos Energy Holdings LLC.  The Two (2%) percent member interests was acquired for 4,000,000 shares of common stock, by exercising the option pursuant to the Agreement.  The 4,000,000 shares of common stock was issued and paid directly to the Members of NDR Energy Group as a premium on the purchase price for the additional Two (2%) percent of NDR’s member interests. The officers did not receive any of the 4,000,000 shares, all of the stock was issued to the Members of NDR Energy. The Two (2%) percent acquired member interest in NDR Energy is owned by Varlos Energy Holdings LLC, of which Vince M. Guest, Solomon Ali, and Richard D. Craven are the Members.

Voting Trust and Control of NDR Energy Group LLC

The Company and Varlos Energy Holdings LLC entered into a Voting Trust, via a Voting Trust Agreement whereby Varlos Energy granted and transferred its Two (2%) percent member interests to the Company and its Voting Trustee, Vince M. Guest, for the purpose of having the Company to vote Varlos Energy’s member interests in NDR Energy Group LLC, for any corporate lawful act for a period not to exceed Ten (10) years. This Voting Trust vests in the Company, and the Trustee, Fifty One (51%) percent (the “Majority”) of the control of the membership ownership interests of NDR Energy Group LLC, and the authority over all of its management and operations decisions, with the combination of the Company’s Forty Nine (49%) percent member interests and the voting rights and control of Varlos Energy’s Two (2%) percent member interests.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for audit of the Company annual financial statements for 12 months ended December 31, 2011 was approximately $34,000. The aggregate fees billed by Bongiovanni & Associates, CPA’s for review of the financial statements included in the company’s Forms 10-Q for Fiscal year ended 2011 was approximately $10,500.

The aggregate fees billed by S.E. Clark & Company for professional services rendered for audit of the Company annual financial statements for 12 months ended December 31, 2010 was approximately $28,000.  The aggregate fees billed by S.E. Clark and Company for review of  the financial statements included in the  company’s Forms 10-Q for fiscal years ended 2011 and 2010 was approximately $0.00 and $11,250 respectively.

Audit-Related Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2011 and 2010 , and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.00 and $0.00, respectively

Tax Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice and tax planning for the years ended December, 31, 2011 was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice and tax planning for the years ended December, 31, 2011 and 2010 were $0.00 and $0.00.

All Other Fees.  The aggregate fees billed by for products and services, of Bongiovanni & Associates, CPA’s other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December, 31, 2011 was. The aggregate fees billed by for products and services, of Bongiovanni & Associates, CPA’s other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December, 31, 2011 and 2010 $0.00 and $0.00 respectively.

The Board of Directors has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board of Directors has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2011 fiscal year for filing with the U.S. Securities and Exchange commission.

The Board of Directors pre-approved all fees described above.

(52)

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibit No.		Exhibit

2.1		The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21stt December 2006 (the “Order”). (3)
2.2		Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
3.3		Amendment to Articles of Incorporation (2)
10.1		Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, Inc., and Mortensen Financial Limited dated October 24, 2007. (2)
10.2		Universal Bioenergy North America, Inc. promissory note in favor of LaCroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)
10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal and Vince M. Guest
10.7		Employment Agreement by and between Universal and Solomon Ali
14.1 21		Code of Ethics (5) Subsidiaries (2)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(2)           Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)           Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)           Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(5) Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on August 12, 2010.

6) Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

(53)

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 13, 2012	UNIVERSAL BIOENERGY, INC. By: /s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	By:	/s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director

Date: April 16, 2012	By:	/s/ SOLOMON ALI ________________________________
Solomon Ali
Senior Vice President and Director

(54)

Exhibit 21 Subsidiaries

NDR Energy Group, LLC