Form 10-K/A
period 2011-12-31
Universal Bioenergy, Inc.
filed 2012-04-19
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-123465

Universal Bioenergy, Inc.

(Name of registrant as specified in its charter)

Nevada   20-1770378

State of Incorporation IRS Employer Identification No.

19800 Mac Arthur Blvd., Suite 300

Irvine, CA 92612

(Address of principal executive offices)

(949)-559-5017

(Registrant’s Telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒ No

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

Documents Incorporated By Reference -None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) of UNIVERSAL BIOENERGY.(the “Company”), filed with the Securities and Exchange Commission on April 16, 2012, is to:

a)	Furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T. Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the balance sheets at December 31, 2011 and 2010, (ii) the statements of operations for the years ended December 31, 2011 and December 31, 2010, (iii) the statement of stockholders’ deficit for the years ended December 31, 2011 and December 31, 2010, (iv) the statement of cash flows for the years ended December 31, 2011 and December 31, 2010, and (v) the notes to the financial statements (tagged as blocks of text); and

b)	To revise Item 15 (a)(3), Exhibits, to include in the list of exhibits reference to the Exhibit 101 XBRL interactive data files .

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Form 10-K/A. The Form 10-K/A continues to speak as of the date of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)

Universal Bioenergy, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011 AND 2010

TABLE OF CONTENTS

PART I		Page #

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	13
ITEM 1B.	UNRESOLVED STAFF COMMENTS	16
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS	17
ITEM 4.	REMOVE AND RESERVED
		17
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18
ITEM 6.	SELECTED FINANCIAL DATA	18
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	48
ITEM 9A.	CONTROLS AND PROCEDURES	48
ITEM 9B.	OTHER INFORMATION	48
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	49
ITEM 11.	EXECUTIVE COMPENSATION	50
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	51
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	53
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	53
	SIGNATURES	54

	CERTIFICATIONS
Exhibit 31	Management certification
Exhibit 32	Sarbanes-Oxley Act

(2)

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations, “and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;
•	the outcome of regulatory and litigation matters;
•	the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

°	those described in the context of such forward-looking statements;
°	future service costs;
°	changes in our incentive plans;
°	the markets of our domestic operations;
°	the impact of federal policy on oil and gas;
°	the political, social and economic climate in which we conduct operations; and
°	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

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

Universal Bioenergy files or furnishes various reports with the Securities and Exchange Commission (“SEC”). These reports, including Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“1934 Act”), are available free of charge on Universal Bioenergy’s corporate website, www.universalbioenergy.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The information contained on these websites is not incorporated by reference into this Annual Report on Form 10-K/A and should not be considered part of this report. Reports filed with the SEC are also made available on its website at www.sec.gov.

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

(12)

WHERE YOU CAN FIND MORE INFORMATION

We will make available free of charge any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

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

We incurred losses of $2,164,948 for the twelve months ended December 31, 2011 and $1,947,963 for the same period in 2010. Our accumulated deficit since our inception through December 31, 2011 amounts to $18,890,370. We issued 3,000,000 of common shares for services with an aggregate fair value of approximately $133,500 that was included in the $1,187,624 in general and administrative expenses for the twelve month period ended December 31, 2011. Excluding the value of the common shares of $133,500 from the general and administrative expenses of $1,187,624 would reduce the actual net G&A expenses to $1,054,124. We also incurred interest (expenses) including amortization of beneficial conversion feature of $1,051,549. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $1,185,049 would correspondingly reduce our net loss of $2,164,948 to an adjusted net loss of $979,899 for the period ending December 31, 2011. Based on an adjusted net loss of $979,899 this loss equals only 1.37% of our total revenues of $71,747,840 for the period ended December 31, 2011, as compared to 2.48% for the same period ended 2010.

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

Our total operating expenses decreased from $1,333,818 for the period ending 2010, by a total of $116,958, or by 8.77%, to $1,216,860 for the period ending December 31, 2011. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will soon reduce our net losses down to zero, and then move our company toward solid profitability. Since we are a high growth company, growing by mergers and acquisitions, we expect to have corresponding increases in costs reflected in our operating expenses. However, although our total revenues increased by 73.64%, our total operating expenses decreased by only 8.77%.

(29)

Assets

Our “total assets” have decreased by $2,047,886, or 15.44% to $11,212,845 for the period ending December 31, 2011, compared to $13,260,731 for the same period in 2010. A total of $2,850,371 of that resulted from a reduction in the amount of our Accounts Receivables from the sales of natural gas due to the unseasonably warm winter on the east coast, a reduced demand in natural gas for heating, a decline in natural gas prices, and an increase in natural gas working inventories. Our Property and Equipment and long-term physical assets were also reduced by $127,000 for the period ending December 31, 2010 and $125,000 December 31, 2011 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. See – Universal Bioenergy North America Inc., Discontinued Operations for more information. However, this reduction in our “total assets”, was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition.

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

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $414,481 for the period ending December 31, 2011, as compared to a working capital deficit of $214,309 for the period ending December 31, 2010. This increased our working capital deficit by $200,172 or by 93.40%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

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

Cash Flows from Operating Activities

Our cash used in operating activities for the twelve months ended December 31, 2011 was ($1,141,272) as compared to ($322,979) for the twelve months ended December 31, 2010. The increase was primarily attributable to the costs associated with the growth and expansion of NDR Energy Group and our other operations.

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

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended December 31, 2011 was $2,034,477 as compared to $295,254 for the year ended December 30, 2010. The net cash provided by financing activities is primarily attributable to our Notes Payables issued and the investment in the Whitesburg Friday Branch Mine.

Liabilities / Indebtedness

Current liabilities decreased to $10,422,309 for the twelve months ended December 31, 2011, compared to $13,071,803 for the same period in 2010. This 18.31% decrease was primarily due to a $2,741,102 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $494,646 for the period ending December 31, 2011, compared to $238,355 for the year ending December 31, 2010. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

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

(32)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNIVERSAL BIOENERGY, INC.

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

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

 /s/ STEVE CLARK

Tucson, Arizona

June 30, 2011

742 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

(33)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS:	December 31, 2011	December 31, 2010

CURRENT ASSETS:
Cash	$3,706	$—
Accounts receivable	10,004,123	12,854,494
Other loans	—	3,000
Total current assets	10,007,828	12,857,494

PROPERTY AND EQUIPMENT - net	8,951	136,567

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	889,500	—
Intangible assets	250,000	250,000
Deposit	46,516	6,620
Total other assets	1,196,066	266,670

TOTAL ASSETS	$11,212,845	$13,260,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$10,099,502	$12,840,604
Other accounts payable and accrued expenses	208,848	210,660
Accrued interest	101,860	28,985
Line of credit	7,850	12,304
Advances from affiliates	4,250	4,250
Total current liabilities	10,422,309	13,096,803

Long term convertible notes payable	494,646	213,355

TOTAL LIABILITIES	10,916,955	13,310,158

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
December 31, 2011 and December 31, 2010, respectively
Preferred stock Series B, 232,080 issued and outstanding shares
December 31, 2011 and December 31, 2010, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
199,969,927 and 77,247,517 issued and outstanding as of
December 31, 2011 and December 31, 2010, respectively	199,970	77,248
Additional paid-in capital	19,111,601	16,651,544
Noncontrolling interest	(125,543)	(53,029)
Accumulated deficit	(18,890,370)	(16,725,422)
Total stockholders' deficit	295,890	(49,427)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,212,845	$13,260,731

 The accompanying notes are an integral part of these consolidated financial statements

(34)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

REVENUES	$71,747,840	$41,320,647

COST OF SALES	71,604,210	41,273,543

GROSS PROFIT	143,629	47,104

OPERATING EXPENSES:
General and administrative	1,187,624	1,251,674
Sales and marketing	26,620	80,617
Depreciation and amortization expense	2,616	1,527
Total operating expenses	1,216,860	1,333,818

LOSS FROM OPERATIONS	(1,073,231)	(1,286,714)

OTHER INCOME (EXPENSE):
Other income	12,318	2,574
Interest (expense) Including amortization of beneficial conversion feature	(1,051,549)	(589,852)
Total other expense	(1,039,231)	(587,278)

(LOSS) FROM CONTINUING OPERATIONS	(2,112,462)	(1,873,992)

Loss on sale of bio-diesel plant equipment	(125,000)	(127,000)

Net (Loss)	(2,237,462)	(2,000,992)

Net (loss) attributable to noncontrolling interest	(72,514)	(53,029)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(2,164,948)	$(1,947,963)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	$ (0.02)	$ (0.03)

Weighted average of shares outstanding	91,181,087	55,327,360

* = Less than (.01)

 The accompanying notes are an integral part of these consolidated financial statements

(35)

UNIVERSAL BIOENGERGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2010 AND 2011

UNIVERSAL BIOENERGY, INC. Shareholders

		Accumlated	Common Stock		Preferred A		Preferred B		Additional Paid in	Non- controlling
	Total	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest

BALANCES AT DECEMBER 31, 2009	$(553,920)	$(14,777,460)	39,405,000	$39,406	100,000	$100	232,080	$232	$14,183,802	$—

Common stock issued for compensation	18,000		300,000	300					17,700

Common stock issued for debt conversion	655,576		30,542,517	30,542					625,034

Common stock issued for acquisition	250,000		5,000,000	5,000					245,000

Common stock issued for services	51,157		2,000,000	2,000					49,157

Beneficial conversion feature of convertible notes payable	1,149,975								1,149,975

Common stock issued for interest expense	380,876								380,876

Noncontrolling interest	(53,029)									(53,029)

Preferred stock surrendered to treasury	(100)				(100,000)	(100)				—

Net (Loss)	(1,947,962)	(1,947,962)

BALANCES AT DECEMBER 31, 2010	$(49,427)	$(16,725,422)	77,247,517	$77,248	—	$—	232,080	$232	$16,651,544	$(53,029)

Common stock issued for debt conversion	777,691		94,080,249	94,080					683,611

Common stock issued for services	326,750		7,500,000	7,500					319,250

Common stock issued for stock dividend	—	—	11,415,311	11,415					(11,415)

Common stock issued for interest expense	55,567		9,726,850	9,727					45,841

Beneficial conversion feature of convertible notes payable	1,422,771								1,422,771

Noncontrolling interest	(72,514)									(72,514)

Net (Loss)	(2,164,948)	(2,164,948)
BALANCES AT DECEMBER 31, 2011	$295,890	$(18,890,370)	199,969,927	$199,970	—	$—	232,080	$232	$19,111,602	$(125,543)

 The accompanying notes are an integral part of these consolidated financial statements

(36)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,237,462)	$(2,000,992)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	2,616	1,527
Common stock issued for services	326,750	332,007
Amortization of Beneficial conversion features	442,822	178,975
Common stock issued for interest expense	55,567	380,876
Loss from sale of equipment	125,000	127,000
Changes in assets and liabilities:
Accounts recievable	2,850,371	(12,854,494)
Prepaid expenses and other assets	(36,896)	(13,979)
Accrued expenses and other liabilities	71,063	622,792
Accounts payable	(2,741,102)	12,903,309
Net cash used in operating activities	(1,141,272)	(322,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	38,000
Purchase of property and equipment	—	(13,094)
Investment in participation agreement - see note 5	(889,500)	—
Net cash provided by (used in) investing activities	(889,500)	24,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) affiliates	—	—
Principal payments on notes payable and line of credit	(14,123)	—
Proceeds from notes payable issued and line of credit	2,048,601	295,254
Net cash provided by financing activities	2,034,477	295,254

INCREASE (DECREASE) IN CASH	3,706	(2,819)

CASH, BEGINNING OF YEAR	—	2,819

CASH, END OF YEAR	$3,706	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$55,567	$6,157
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$777,691	$392,726
Common stock issued for intangible assets in acquisition	$—	$250,000
Convertible notes issued for accrued liabilities	$2,048,601	$1,343,543
Beneficial conversion feature of convertible notes payable	$1,951,119	$1,149,975

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

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts receivable other, investments, accounts payable, other accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

NOTE 3 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Losses available for common shareholders	$(2,164,948)	$(1,947,962)

Weighted average common shares outstanding	91,181,087	55,327,360
Basic loss per share	$(.02)	$(.03)
Fully diluted loss per share	$(.02)	$(.03)
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

Issuance of Preferred Shares in 2008

On September 29, 2008 the Company converted the following debt to preferred shares:

Converting Parties	Preferred B Shares Issued	Debt & Accrued Interest Converted	Common Stock Surrendered

Mortenson Financial, Inc.	34,000	745,991	-
LaCroix Financial, Inc.	82,500	1,818,821	-
Mortenson Financial, Inc.	15,580	300,000	-
Mortenson Financial, Inc.	100,000	-	(100,000)

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

Depreciation expense for the year ended December 31, 2011 was $2,616. The depreciation expense for the year ended December 31, 2010 was $1,527. The Company has not recorded any depreciation expense related to its processing facility as it has not been placed in service as of December 31, 2011. The Company in its Form 10-K Annual Report for the period ending December 31, 2009, in Part II — “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on page 22, and additionally under “Item 8 - Financial Statements, Note 3 – Summary of Significant Accounting Policies” on page F-10, under “Impairment of Long-Lived Assets”, stated, “There were events or changes in circumstances that necessitated an impairment of long lived assets. During 2008, the Company impaired its long lived assets based on the value of the Land, Equipment, and building facility by $1,655,972. Due to the reduction in valuations in Mississippi of land and building and diminished economic viability of biodiesel production the total valuations of that acquisition has reduced significantly in overall value of the assets to $290,000.” The property and equipment was subsequently impaired to a net value of $136,567 as reported in our Form 10-K Annual Report for the period ending December 31, 2010, in Part II – Item 8 – Financial Statements on the Consolidated Balance Sheet on page F-2. The Company impaired the assets to its net realizable value and adjusted accumulated depreciation to zero during that impairment.

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

NOTE 6 - INTANGIBLE ASSETS

The Company assessed the allocation of the purchase price in the NDR acquisition, primarily through the determination of the fair value and remaining useful lives of the respective intangible assets. Management has accordingly determined that the customer list acquired from NDR has a fair value of $250,000. Management will annually reassess the value of this asset by evaluating the present value of the projected cash flows projected to result from transactions with these customers.

(43)

NOTE 7 – NOTES PAYABLE

December 31, 2011	December 31, 2010

On July 4, 2009 the Company sold 25,000 units in a private placement for $25,000 at $1.00 per unit. The Units are similar to a debenture and act as a debt to the company. The term is for three years, and the Units receive a return of a 30% annual stock dividend and no payments are paid for the reduction of this debt. After the six month holding period the purchaser has the option to convert part or all of the Units into common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	25,000

On February 16, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $13,000 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.02 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	13,000

On March 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $8,600 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	8,600

On April 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	6,750

On April 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $6,750 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	6,750

On May 24, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	10,500

On May 24, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	10,500

On May 25, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $100,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On June 24, 2011 this Note was converted. See Item 5 Common Stock issued.	-	100,000

On June 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $32,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 7, 2011 this Note was converted. See Item 5 Common Stock issued.	-	32,000

On July 15, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	4,500

On July 15, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4,500 at 10% interest. The holder has the right to convert the note to common stock at $.05. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On February 15, 2011 this Note was converted. See Item 5 Common Stock issued.	-	4,500

On August 26, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. See Item 5 Common Stock issued	9,670	36,919

On August 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,200	25,200

On November 23, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On September 22, 2011 this Note was converted. See Item 5 Common Stock issued.	-	12,000

On September 27, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $50,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On July 29, 2011 this Note was converted. See Item 5 Common Stock issued.	-	50,000

On May 20, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $28,000 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 14, 2011 this Note was converted. See Item 5 Common Stock issued.	-	28,000

On July 20, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $15,350 at 10% interest. The holder has the right to convert the note to common stock at $.03. Conversion rate subsequently reduced to $.005 per share per Board of Directors resolution. On March 22, 2011 this Note was converted. See Item 5 Common Stock issued.	-	15,350

On December 3, 2010 the Company entered into a two (2) year Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $16,045 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2008 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02. On October 27, 2011 this Note was converted. See Item 5 Common Stock issued.	-	16,045

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. *See note below.	163,694	163,694

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $164,833 at 10% interest for the accrued compensation owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On October 19, 2011 a partial conversion of this Note was completed. On October 20, 2011 the final conversion of the balance due on this Note was completed. See Item 5 Common Stock issued.	-	164,833

On December 31, 2010 the Company entered into a two (2) year Promissory Note with an Employee for $30,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.02. On October 12, 2011 this Note was converted. See Item 5 Common Stock issued.	-	30,000

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	165,000	165,000

(44)

On December 31, 2010 the Company entered into a two (2) year Promissory Note with Richard D Craven, its former CEO for $89,014 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On October 27, 2011 this Note was converted. See Item 5 Common Stock issued.	-	89,014

On January 18. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	-

On January 19. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	-

On February 23. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. *See note below	45,400	-

On February 25. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $9,400 at 10% interest. The holder has the right to convert the note to common stock at $.02. As of November 10, 2011, the $1565 balance was paid. This Note has been paid in full.	-	-

On March 10. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	25,000	-

On March 14. 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	25,000	-

On March 28, 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $72,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. On December 23, 2011, this Note was purchased from the Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement which combined this Note with another Note dated May 20, 2011 for $20,600 into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. See Note for $99,134 below.	-	-

On May 20, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $20,600 at 10% interest. The holder has the right to convert the note to common stock at $.005. On December 23, 2011, this Note was purchased from the Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement which combined this Note with another Note dated March 28, 2011 for $72,500 into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. See Note for $99,134 below.	-	-

On May 23, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	89,000	-

On May 30, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	110,424	-

On June 25, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	49,200	-

On July 29, 2011, the Company entered into a three (3) year Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	40,000	-

On August 29, 2011, the Company entered into a three (3) year Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	29,500	-

On October 2, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock on April 2, 2012 at $0.005. *See note below.	202,200	-

On October 20, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. *See note below.	200,000	-

On October 22, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price*See note below.	125,000	-

On October 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 23, 2012 at a 30% discount to the market price. *See note below.	125,000	-

On October 25, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock on April 25, 2012 at a 30% discount to the market price. *See note below.	103,600	-

On October 25, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock on April 25, 2012 at $0.005. *See note below.	96,400

On October 31, 2011 the Company entered into a three (3) year Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock on May 1, 2012 at $0.005 *See note below.	74,760	-

On October 31, 2011 the Company entered into a ten (10) month Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the note to common stock on May 1, 2012 at a 50% discount to the market price. *See note below.	68,000	-

On December 23, 2011 the Company entered into a one (1) year Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock on June 23, 2012 at a 50% discount to the market price. *See note below.	50,000	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.*See note below.	151,400	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.02.. *See note below.	40,500	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.*See note below.	162,175	-

On December 31, 2011 the Company entered into a two (2) year Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01. *See note below.	14,407	-

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On December 29, 2011, $30,000 worth of this note was converted, leaving a $69,134 balance. *See note below.	69,134	-

Total long-term note payable	2,445,764	1,184,255
Less current portion	-	-
Less Discount from Beneficial Conversion Feature	1,951,119	$970,900
Long-term portion of note payable	494,646	213,355

Principal maturities of Notes payable as of December 31, 2011 for the next five years and thereafter is as follows:

2012	$ -0-
2013	$ 1,201,264
2014	$ 553,016
2015	$ 691,484
2016	$ -0-

Total	$ 2,445,764

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

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	$1,316,000	$544,442
State	348,000	161,279
	1,664,000	715,721
Valuation allowance	(1,664,000)	(715,721)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)
Effective tax rate	-	-

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

(47)

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $18,762,464 from its inception to December 31, 2011. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

These factors raise doubt about the ability of the Company to continue as a going concern, if the Company does not continue to raise sufficient amounts of capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, distribution and marketing of its supplies of natural gas, propane and coal reserves.

The negative working capital at December 31, 2011 is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead and from other independent producers at the producers price, and obtain lines of credit and accounts receivable facilities should enable us to greatly improve our cash flow and increase our working capital.

Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital from our current investors and creditors to achieve our goals and objectives. However, such financing from these investors and creditors may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital may have a material adverse effect on our business. We believe, although we cannot guarantee, and remain confident, that we will be able to raise capital in sufficient amounts to execute the business strategies, plans and decisions that have been made by the Company, and to meet the potential challenges.

The Company in association with its investors and creditors was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending December 31, 2011. We were also able to proceed with the acquisition of the ownership interest in a coal mining company which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2012 and beyond.

NOTE 14. INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC

In 2011, the Company acquired a 7.5% percent interest in Progas Energy Services. The fair market value of which has not been established. Also, in 2011, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established.

Partnership	Percentage of Ownership	Book Equity 12/31/10	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 12/31/11
Progas Energy Services	7.5%	$0	$189,500	$0	$189,500
Whitesburg Friday Branch Mine, LLC	40%	$0	700,000	$0	700,000
Totals		$0	$889,500	$0	$889,500

 * * * * * * *

(48)

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

(49)

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

(50)

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

2011 ALL OTHER COMPENSATION TABLE

Name	Year	Prequisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) ($)Plans	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
NONE

2011 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Prequisites and Other Personal Benefits
NONE

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Case or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
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

(51)

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

(52)

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

(53)

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibit No.		Exhibit

2.1		The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor‘s Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21stt December 2006 (the “Order”). (3)
2.2		Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)
3.1		Articles of Incorporation (1)
3.2		Bylaws (1)
3.3		Amendment to Articles of Incorporation (2)
10.1		Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, Inc., and Mortensen Financial Limited dated October 24, 2007. (2)
10.2		Universal Bioenergy North America, Inc. promissory note in favor of LaCroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)
10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal and Vince M. Guest
10.7		Employment Agreement by and between Universal and Solomon Ali
14.1 21		Code of Ethics (5) Subsidiaries (2)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.(6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.

(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(5)	Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on August 12, 2010.

(6)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

(54)

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 19, 2012	UNIVERSAL BIOENERGY, INC. By: /s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 19, 2012	By:	/s/ VINCE M. GUEST
_____________________________________________
Vince M. Guest
President and Chief Executive Officer,
Principle Financial Officer, Principal
Accounting Officer and Director

Date: April 19, 2012	By:	/s/ SOLOMON ALI

Solomon Ali
Senior Vice President and Director

(55)

Exhibit 21 Subsidiaries

NDR Energy Group, LLC