Form 10-Q
period 2012-03-31
Universal Bioenergy, Inc.
filed 2012-05-21
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

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

(949) 559-5017

(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☐             Non–Accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2012
Common stock, $0.001 par value	297,210,041

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

CERTIFICATIONS

Exhibit 31 – Management Certification…………………………………………………….... 58-61

Exhibit 32 – Sarbanes-Oxley Act……………………………………………………………. 62-63

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, as amended filed April 19, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

UNIVERSAL BIOENERGY, INC.

        CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:
CURRENT ASSETS:
Cash	$22,151	$3,706
Accounts receivable	2,047,079	10,004,123
Other loans	—	—
Total current assets	2,069,230	10,007,829

PROPERTY AND EQUIPMENT - net	8,297	8,951

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	2,889,500	889,500
Intangible assets	250,000	250,000
Deposit	7,453	46,516
Total other assets	3,157,003	1,196,066

TOTAL ASSETS	$5,234,529	$11,212,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$2,164,529	$10,099,502
Other accounts payable and accrued expenses	306,522	208,848
Accrued interest	195,778	101,860
Line of credit	17,479	7,850
Current portion of long term debt	302,703	-
Advances from affiliates	4,250	4,250
Total current liabilities	2,991,261	10,422,310

Long term debt	1,392,487	494,646

TOTAL LIABILITIES	4,383,748	10,916,956

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
March 31, 2012 and December 31, 2011, respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
March 31, 2012 and December 31, 2011, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
278,306,264 and 199,969,927 issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively	278,306	199,970
Additional paid-in capital	20,284,738	19,111,601
Noncontrolling interest	(167,495)	(125,543)
Accumulated deficit	(19,545,000)	(18,890,370)
Total stockholders' deficit	850,781	295,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,234,529	$11,212,846

The accompanying notes are an integral part of these consolidated financial statements

(3)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Quarters Ending
	March 31,
	2012		2011

REVENUES		$13,007,160	$22,247,354

COST OF SALES		12,989,939	22,219,582

GROSS PROFIT		17,220	27,772

OPERATING EXPENSES:
General and administrative		430,385	329,190
Sales and marketing		9,502	6,775
Depreciation and amortization expense		654	1,123
Total operating expenses		440,541	337,088

LOSS FROM OPERATIONS		(423,320)	(309,316)

OTHER INCOME (EXPENSE):
Other income		4,295	588
Interest (expense), including amortization of beneficial conversion feature		(277,557)	(285,359)
Total other expense		(273,262)	(284,771)

Net (Loss)		(696,582)	(594,087)

Net (loss) attributable to noncontrolling interest		(41,952)	(17,053)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL		$(654,630)	$(577,034)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	$	*	$(0.01)

Weighted average of shares outstanding		239,138,096	63,484,245

* = Less than (.01)

The accompanying notes are an integral part of these consolidated financial statements

(4)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(696,582)	$(594,087)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	654	1,123
Common stock issued for services	5,000	193,250
Amortization of Beneficial conversion features	146,666	35,556
Changes in assets and liabilities:
Accounts receivable	7,957,044	9,045,011
Prepaid expenses and other assets	39,063	—
Accrued expenses and other liabilities	191,592	148,672
Accounts payable	(7,934,973)	(8,873,605)
Net cash used in operating activities	(291,535)	(44,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	—	(139,500)
Net cash provided by (used in) investing activities	—	(139,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and line of credit	(316,884)	—
Proceeds from notes payable issued and line of credit	626,864	197,300
Net cash provided by financing activities	309,980	197,300

INCREASE (DECREASE) IN CASH	18,445	13,720

CASH, BEGINNING OF YEAR	3,706	—

CASH, END OF YEAR	$22,151	$13,720

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Issuance of common stock for the conversion of debt	$485,138	$118,850
Investment in membership acquisition agreement by issuing notes payable	$2,000,000	$—
Convertible notes issued for accrued liabilities	$18,764	$305,745
Beneficial conversion feature of convertible notes payable	$2,565,787	$1,149,975

The accompanying notes are an integral part of these consolidated financial statements

(5)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of the Company

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

Universal Bioenergy files or furnishes various reports with the Securities and Exchange Commission (“SEC”). These reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“1934 Act”), are available free of charge on Universal Bioenergy’s corporate website, www.universalbioenergy.com, as promptly as practicable after they are filed with, or furnished to, the SEC. The information contained on this website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this report. Reports filed with the SEC are also made available on its website at www.sec.gov.

Whitesburg Friday Branch Mine LLC

On February 20, 2012, the Company expanded into the coal energy market by the acquisition of forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, “Whitesburg”, a Kentucky Limited Liability Company. “Whitesburg” is engaged in the business of coal mining, operations and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Letcher County, Kentucky for the marketing of “Thermal/Steam” non-coking coal in the United States of America. The Whitesburg Mine operates, mines and markets thermal coal for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and does not include any underground mining.

NDR Energy Group LLC

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

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company entered into a Member Interest Purchase Agreement in which Universal Bioenergy purchased a 49% Member Interest NDR Energy Group. NDR Energy Group markets energy and fuel such as natural gas, and propane.

On February 20, 2012, the Company acquired forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company. Whitesburg Friday Branch Mine LLC is engaged in the business of coal mining, operations, production and marketing of “Thermal/Steam” non-coking coal at a coal mining property known as the Whitesburg Friday Branch Mine, located in Letcher County, in Whitesburg, Kentucky.

(6)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

On April 12, 2010, the Company acquired a direct 49% financial interest in NDR Energy Group LLC (“NDR”). Additionally, through Varlos Energy Holdings LLC, an entity owned by officers of the Company, it acquired an additional 2% financial interest in NDR for a total direct and indirect financial interest and control of 51% of NDR. The operating agreement of NDR, provides for voting in proportion to ownership. The Company directly has 51% voting control of NDR through its 49% member interest and through a Voting Trust which the Company has the 2% voting interest of Varlos Energy Holdings LLC, and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011 the Company had no cash equivalents.

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

(7)

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Irvine, California, and Charlotte, North Carolina. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

(8)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

		For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Net Loss available for common shareholders		$(654,630)	$(577,034)

Weighted average common shares outstanding		239,138,096	63,484,245
Basic and fully diluted net loss per share	$	*	$(.01)
*Less than $0.01 per share Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock to 1,000,000,000 shares at $.001 par value. There are 278,306,261 shares of common stock issued and outstanding as of March 31, 2012.

On June 6, 2011, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 1, 2011, on a 10 for 1 basis.

On July 12, 2011, our transfer agent, issued 11,415,311 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

The Company has authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. As of March 31, 2012, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

(9)

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2012

At March 31, 2012, there were no outstanding stock options or warrants.

On January 19, 2012 the Company completed a partial conversion one of its revised Notes payable dated December 23, 2011, with an original outstanding amount of $99,134. On December 29, 2011, $30,000 worth of this note was converted, leaving a $69,134 balance. On January 19, 2012 a total of $30,134 worth of the Note was converted, and 2,897,500 common shares were issued for that part of the conversion, which leaves a remaining balance of $39,000 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $30,134.

On February 2, 2012, the Company issued 227,925 shares of common stock to a consultant in accordance with their consulting agreement.

On February 9, 2012 the Company completed a partial conversion of one of its Notes payable dated February 23, 2011, with a principal amount of $45,400. A total of $42,100 worth of the Note was converted, and 19,136,364 common shares were issued for that part of the conversion, which leaves a remaining balance of $3,300 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $42,100.

On February 9, 2012 the Company completed the final conversion one of its revised Notes payable dated December 23, 2011, with an original amount of $99,134. A total of $39,000 worth of the Note was converted, and 5,118,243 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, and accrued interest in the amount of $6,034, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $39,000, and the balance on the Note for $99,134 to $0.00.

On February 10, 2012 the Company completed a partial conversion of one of its Notes payable dated February 23, 2011, with a principal amount of $45,400. A total of $3,300 worth of the Note was converted, and 1,500,000 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $3,300.

On February 13, 2012, a $49,500 partial interest in an existing Note, dated May 23, 2011 for $89,000, was purchased from the Note Holder by another non-related creditor. On February 13, 2012, the $39,500 portion of the Note payable was fully converted to common stock, and a total of 6,100,000 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes payables by $49,500.

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

On February 15, 2012, a $89,000 partial interest, (including $80,000 principal and $9,000 interest) in an existing Note, dated December 31, 2010 for $163,694, was purchased from the Note Holder by another non-related creditor. The $9000 interest was assigned by the original Note Holder to another party and subsequently purchased by the party that purchased the $80,000 principal. On March 2, 2012, the $89,000 portion of the Note payable was completely converted to common stock, and a total of 12,575,757 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $89,000.

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

Issuance of Preferred Shares

More detailed information about the issuance of preferred shares is discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. The information is fully discussed in Part II, Item 8. – Note 4 – Equity, “Preferred Stock”, pages 41 through 42. There have been no material changes from the information previously disclosed in that Form 10-K/A.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of March 31, 2012 and December 31, 2011 as follows:

	March 31, 2012	December 31, 2011
Equipment	$13,094	$13,094
Land	-	-
Building	-	-
Accumulated depreciation	(4,797)	(4,143)
Total	$8,297	$8,951

There was $654 and $1,123 depreciation expense for the three months ended March 31, 2012 and 2011 respectively.

(10)

NOTE 7 – NOTES PAYABLE

	March 31, 2012	December 31, 2011

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. See Item 5 Common Stock issued	9,670	9,670

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. On February 15, 2012, a $89,000 partial interest in this Note ($80,000 principal and $9,000 accrued interest) was purchased by non-related creditor. On March 1, 2012, the balance of $83,694 in principal in this Note was purchased by non-related creditor. On March 2, 2012 $9,764 in accured interest was in the Note was purchased by a non-related creditor. On March 2, 2012, $80,000 principal, and $9,000 in interest of the Note was converted to stock. On March 20, 2012 $83,694 of the Note was converted to stock. See Note 5 Equity, Common Stock issued.	-	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015.	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015.	165,000	165,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005.	10,000	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005.	10,000	10,000

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. On February 9, 2012, $42,400 worth of the Note was converted. On February 10, 2012 the remaining $3,300 of this Note was converted. See Note 5, Equity, Common Stock issued.	-	45,400

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On February 13, 2012, a $49,500 partial interest in this Note was purchased by non-related creditor. On March 5, 2012, the balance of $39,500 in principal purchased by non-related creditor. On February 15, 2012, $49,500 of the Note was converted to stock. On March 7, 2012 $39,500 of the Note was converted to stock. See Note 5 Equity, common Stock issued.	-	89,000

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below. On February 13, 2012, a $55,000 partial interest in this Note was purchased by non-related creditor. On February 27, 2012, the balance of $62,520 of the Note was purchased by non-related creditor. On February 29, 2012, $55,000 of the Note was converted to stock. On March 8, 2012 $62,520 of the Note was converted to stock. See Note 5 Equity, common Stock issued.	-	110,424

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005.	49,200	49,200

On July 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	40,000	40,000

On August 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	29,500	29,500

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005.	202,200	202,200

On October 20, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. The $116,000 balance on the Note was paid on February 24, 2012, leaving a $0.00 balance.	-	200,000

On October 22, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price. This Note was paid in full on March 16, 2012.	-	125,000

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price.	125,000	125,000

On October 25, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price.	103,600	103,600

On October 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	96,400	96,400

On October 31, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock at $0.005.	74,760	74,760

On October 31, 2011 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	68,000	68,000

On December 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	50,000	50,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01.	151,400	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02..	40,500	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01.	162,175	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On February 9, 2012, this note was fully converted leaving a $0.00 balance.	-	69,134

On January 4, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	55,000	-

On January 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	43,700	-

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	53,000	-

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	30,000	-

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion.	2,000,000	-

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.	80,000	-

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	122,800	-

On March 1, 2012, the balance of $83,694 in principal on an original Note dated December 31, 2010 was purchased by non-related creditor. On March 2, 2012 $9,764 in accured interest was in the Note was purchased by a non-related creditor. On March 20, 2012 $83,694 of the Note was converted to stock. See Note 5 Equity, Common Stock issued, leaving a new principal balance of $9,764.	9,764	-

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	30,000	-

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.	70,000	-

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	123,600	-

Total long-term note payable	$4,260,976	$2,445,765
Less current portion	(302,703)	-
Less Discount from Beneficial Conversion Feature	$(2,565,787)	$(1,951,119)
Long-term portion of note payable	$1,392,486	$494,646

Principal maturities of notes payable as of March 31, 2012 for the next five years and thereafter is as follows:

2012	$ 775,334

2013	$ 498,482

2014	$ 2,642,060

2015	$ 345,100

2016	$ -0-

Total	$ 4,260,976

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

* For more information on the Convertible Notes see Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Debt”, and Item 8 - Note 7, “Notes Payable”, and Part I – Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(11)

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

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2012 and 2011 consist of the following:

	March 31, 2012	March 31, 2011
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$1,538,000	$760,000
State	402,000	200,000
	1,940,000	960,000
Valuation allowance	-1,940,000	-960,000

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2012	March 31, 2011

Statutory federal income tax rate	34.00%	34.00%

State Income taxes and other	9.00%	9.00%

Valuation allowance	-43%	-43%

Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31,2012	March 31, 2011

Total deferred tax asset	$1,940,000	$960,000
Valuation allowance	(1,940,000)	(960,000)

Net deferred tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $9,200,000 however in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore this loss of approximately $4,521,000 is available to offset future taxable income through 2028.

During the three months ended March 31, 2012 and 2011, the valuation allowance increased by $280,000 and $250,000, respectively.

NOTE 9 – RELATED PARTY TRANSACTION

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers or compensation arrangements for our Officers during for the period ending March 31, 2012. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K/A for the period ended December 31, 2011.

(12)

NOTE 10 – ACQUISTION

Entry into a Material Definitive Agreement

Whitesburg Friday branch Mine LLC

Universal Bioenergy Corporation, a Nevada corporation (the “Company”), and Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company (“WFBM” or “Whitesburg”) with its principal offices at 1541 Downtown West Boulevard, Knoxville, Tennessee 37919, entered into a Member Interest Exchange Agreement (the “Agreement”) dated October 17, 2011.  Pursuant to the Agreement, and subject to the terms and conditions set forth therein, and the subsequent amendment to the Agreement dated February 20, 2012, (the “Amendment”), the Company acquired forty percent (40%) of the Member Interests of Whitesburg, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), in exchange for consideration consisting of two million, seven hundred thousand dollars ($2,700,000) payable in cash, debt instrument and/or and common stock of the Company pursuant to the terms and conditions set forth in the Agreement.

Pursuant to the Agreement and following the execution of the Amendment, the parties properly and timely performed all terms and conditions as required pursuant to the Agreement, and therefore the transaction contemplated by the “Member Interest Purchase Agreement” (Agreement), and the Amendment was “closed” on February 20, 2012.

The completion of the acquisition was approved by the Board of Directors of the Company.

“Whitesburg” is engaged in the business of coal mining, operations and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Kentucky for the marketing of “Thermal/Steam” non-coking coal in the United States of America.

Thermal/Steam coal is used as a primary source of energy for coal fired powered plant electric generation. The Whitesburg Mine operates, mines and markets thermal coal in Letcher County in eastern Kentucky for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and does not include any underground mining. Whitesburg’s management has represented that it owns the leases for the coal mineral rights, has the requisite mining permits from the State of Kentucky. Whitesburg Friday Branch Mine started full mining production in March 2012 and currently has coal on the ground ready to delivered to its customers.

Universal’s management believes that the association with Whitesburg for the production and marketing of high grade thermal coal should give it a high margin energy product to sell to its electric utility and coal production customers.

Additional Summary of the Purchase Agreement

The Company was granted the right, but not the obligation, to conduct exploration, drill and develop the real property, to produce and market any and all Petroleum and Natural Gas (methane), and related hydrocarbons produced from the development the real property owned, managed or controlled by Whitesburg Friday Branch Mine, and from all geological formations under the property, and Leases, and/or from any new and/or existing gas wells.

The Company shall be granted One (1) Seat on “Whitesburg’s” Board of Directors, or appointed as a Managing Member to represent the interests of the Company and its shareholders, according to Whitesburg’s Operating Agreement.

Management determined that the Company was the acquirer in the business combination in accordance with FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Whitesburg, nor any of the sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company) or the power to control the Company through a lesser percentage of ownership, by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, (if any) and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management has not changed during this acquisition. The Company had no pre-existing relationship with Whitesburg.

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time

(13)

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended March 31, 2012.

On April 1, 2012, NDR Energy Group, signed a Master Core Secondary Market Services Agreement with Southern California Gas Company (“SoCal”), under their Park, Loan and Wheel Program for natural gas storage facility services. Under the terms of the Agreement, SoCal which owns and operates 134 billion cubic feet of underground gas storage facilities will provide the storage capacity, and Universal / NDR Energy Group would purchase, supply and transport the natural gas from the gas fields to the facility for storage. NDR Energy Group would sell the natural gas in the marketplace to meet seasonal load imbalances, engage in futures contracts and spot market sales, physical gas trading, financial gas trading; includes hedging, and the use of natural gas derivatives and other financial instruments to generate greater revenues and profits.

On April 2, 2012, a $9,764 partial interest in an existing Note payable, dated December 31, 2010 for $163,694, was completely fully to common stock, and a total of 1,212,919 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes payables by $9,734.

On April 4, 2012, the Company announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric’s, Electric Fuel Division Corporation. Under the terms of the contract, NDR Energy Group is to deliver natural gas supplies for the customer’s electric power generation plants for one to three months, starting on July 1, 2012. The contract is projected, but not guaranteed, to generate millions of dollars in revenue.

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

On April 4, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock after October 4, 2012 at a 50% discount to the market price.

On April 11, 2012, the Company completed a partial conversion one of its revised Notes payable dated April 4, 2012, with an amount of $96,300. A total of $26,300 worth of the Note was converted, and 3,094,118 common shares were issued for that part of the conversion. On April 24, 2012 the Company completed a another partial conversion of this same revised Note, and a total of $20,000 worth of the Note was converted, and 3,079,923 common shares were issued for that part of the conversion. A total of 6,174,041 combined shares were issued for these to conversions, which leaves a remaining balance of $50,000 of the principal of the Note. This revised Note combined two existing Notes, one dated June 25, 2011 for $49,200, and one dated June 29, 2011 for $40,000, which were purchased by the current Note Holder from the previous Note Holder on April 4, 2012. This conversion of debt reduced the Company’s Notes payables by $50,000.

On April 24, 2012, the Company completed a partial conversion one of its revised Notes payable dated April 4, 2012, with an amount of $96,300. A total of $20,000 worth of the Note was converted, and 3,076,923 common shares were issued for that part of the conversion. On May 1, 2012 the Company completed a the final conversion of this same revised Note, and a total of $50,000 worth of the Note was converted, and 7,142,857 common shares were issued for that conversion, which leaves a remaining balance of $00.00 of the principal of the Note. This revised Note combined two existing Notes, one dated June 25, 2011 for $49,200, and one dated June 29, 2011 for $40,000, which were purchased by the current Note Holder from the previous Note Holder on April 4, 2012. This final conversion of this Note reduced the Company’s Notes payables by another $50,000, and reduced the Notes payables by a total of $96,300 with this final conversion.

On May 9, 2012, the Company completed a partial conversion of one of its Notes payable dated October 31, 2011, with a principal amount of $68,000. A total of $12,000 worth of the Note was converted, and 1,621,622 common shares were issued for that part of the conversion, which leaves a remaining balance of $56,000 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $12,000.

On May 11, 2012, the Company completed a partial conversion of one of its Notes payable dated October 31, 2011, with a principal amount of $68,000. A total of $15,000 worth of the Note was converted, and 2,173,913 common shares were issued for that part of the conversion, which leaves a remaining balance of $41,000 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $15,000.

(14)

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $ 19,545,000 from its inception to March 31, 2012. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at March 31, 2012 is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead and from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities should enable us to greatly improve our cash flow and increase our working capital.

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

The Company in association with its investors and creditors was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending March 31, 2012. We were also able to proceed with the acquisition of the ownership interest in a coal mining company which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2012 and beyond.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 15 - CONCENTRATIONS

At March 31, 2012, 100% of the Company's accounts receivable was due from a single customer, during the three months ended March 31, 2012, and 68% of total revenue was generated from a single customer, for the three months ended March 31, 2011.

NOTE 16 - INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC

In 2011, the Company acquired a 7.5 percent interest in Progas Energy Services. The fair market value of which has not been established. Also, in 2011, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established.

Partnership	Percentage of Ownership	Book Equity 12/31/11	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 3/31/12
Progas Energy Services	7.5%	$189,500	$0	$0	$189,500
Whitesburg Friday Branch Mine, LLC	40%	$700,000	$2,000,000	$0	$2,700,000
Totals		$889,500	$2,000,000	$0	$2,889,500

(15)

* * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with the financial statements presented herein and our reports filed with the Securities and Exchange Commission.

As used below, “we”, “us”, “our”, “Universal”, “Universal Bioenergy”, “Company” or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, and disclosure requirements under the Dodd-Frank Wall Street Reform), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group under the trading symbol “UBRG”. The Company was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, we changed our name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect our new business plan and strategic direction.

Our primary business focus is the production, marketing and sales of natural gas, propane, coal, oil and alternative energy. Through our subsidiary, NDR Energy Group, we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

Recent Developments

Whitesburg Friday Branch Mine LLC

On February 20, 2012, we expanded into the coal energy market by the acquisition of forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, “Whitesburg”, a Kentucky Limited Liability Company. “Whitesburg” is engaged in the business of coal mining, operations and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Letcher County, Kentucky for the marketing of “Thermal/Steam” non-coking coal in the United States of America.

Thermal/Steam coal is used as a primary source of energy for coal fired powered plant electric generation. The Whitesburg Mine operates, mines and markets thermal coal for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and does not include any underground mining. Whitesburg owns the leases for the coal mineral rights, has the requisite mining permits from the State of Kentucky. Whitesburg Friday Branch Mine started full mining production in March 2012, and currently has coal on the ground ready to delivered to its customers. Universal’s management believes that the association with Whitesburg for the production and marketing of high grade thermal coal should give it a high margin energy product to sell to its electric utility and coal production customers.

(16)

NDR Energy Group LLC

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, (“NDR Energy”), in Charlotte, North Carolina. NDR Energy Group was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 28 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our Company. In the year 2010, management totally re-organized and re-structured the Company with a new strategic direction and business plan, of which these strategies were implemented in 2011 and are ongoing. Our primary objective is to exploit changes in the energy market, with the intent to propel us to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital, for the long-term growth of our Company. We believe this is the ultimate measure of our success.

Our management believes that our business model and strategy is working very successfully. We are a high growth company that is rapidly growing at double-digit rates. We achieved sales of $41,320,647 for the fiscal year 2010, and increased our sales by 73.64% to a record $71,747,840 in the fiscal year 2011. By building on our successes in 2011, we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies;

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

(17)

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

Presently NDR Energy Group turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days, to invoicing them on a weekly basis. While there can be no guarantees, management believes that, if implemented, this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices. This change coupled with the use of an accounts receivables factoring line will give NDR Energy the ability to purchase gas from our suppliers at larger discounts, thereby increasing the overall profit margin to as much as $0.07 to $0.20 per mcf (MMBtu) in the sale of gas to our existing customers.

The growth and position of NDR Energy Group will be further enhanced once the Company is able to sell off its account receivables. NDR Energy Group will then have the ability to purchase and sell gas more often, for example, on a daily and weekly basis instead of just on a monthly basis or longer. We believe this would also allow us to generate more accounts receivables and purchase even larger quantities of gas. The profit margins for the sales of gas on the daily “Spot Market” and the weekly sales of gas is, in our estimation significantly higher, by as much $1.00 to $5.00 or more in the winter months than the margins on the NYMEX futures market. Therefore, it is critical that NDR Energy Group have access to accounts receivables (AR) funding line and Letters of Credit so it may take advantage of opportunities and discounts to sell gas on the daily and weekly time frames. It will also enable NDR Energy Group to develop new gas supplier relationships and agreements with better terms, conditions and less restrictive repayment policies. There can be no assurances that these objectives can be attained.

Our Utility Customers

All of our utility customers are typically multi-million and multi-billion dollar municipally owned or Fortune 500 investor owned publicly traded utilities with strong Standard & Poor’s credit ratings. We generally enter into a purchase or sales agreement with the customer and/or supplier, using the North American Energy Standards Board (“NAESB”), “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in use the natural gas industry. The contract terms are usually 1 to 5 years to supply gas to its customers, however in some cases shorter terms of 1 to 6 months will be considered for some customers. We will invoice the customers between the 10th and 15th of each month, for the previous months gas sales, and the customer, in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of the invoice. The customers have paid all of the invoices for the delivery of gas for the last 5 to 7 years without fail. This further reduces the risk to our Company and our shareholders.

(18)

Recent Developments and Significant Accomplishments

NDR Energy Group Signs Contract with Duke Energy Commercial Asset Management Group

On September 26, 2011, we announced that NDR Energy Group, our subsidiary, signed an agreement to supply natural gas to Duke Energy Commercial Asset Management Group Inc., the commercial power division of Duke Energy, one of the largest electric power companies in the United States. Duke Energy, is a Fortune 500 company, traded on the New York Stock Exchange, and reported revenues of $14.27 billion in 2010 in their SEC filings. Duke Energy supplies and delivers energy to approximately 4 million U.S. customers. They have approximately 35,000 megawatts of electric generating capacity in the Carolinas and the Midwest, and natural gas distribution services in Ohio and Kentucky. Their commercial and international businesses own and operate diverse power generation assets in North America and Latin America, including a portfolio of renewable energy assets.

Universal Bioenergy Launch of New Corporate Website

On October 11, 2011, we launched a totally new corporate website to better serve the needs of its shareholders, investors and the public interests. The new website reflects Universal’s commitment to be one of the largest independent energy companies, and provides the investment community with the most current information on our products, mergers, acquisitions, growth and expansion. It also highlights the Company’s subsidiaries such as NDR Energy Group and Texas Gulf Oil & Gas.

The corporate website was designed specifically with our shareholders in mind, and was designed to allow the user the ability to explore a wide variety of valuable information about our Company. Among the highlights of the website are, a History of the Company, Business Strategy, Marketing Plans, Product Distribution, the Energy Industry and Future Plans and Outlook of the Company. It also features current information on the Company’s Stock Performance, a Newsroom, News Releases, a weekly Standard & Poor’s Factual Stock Report on Universal and an extensive Investors Relations section for their shareholders and investors. The website can be located at www.universalbioenergy.com. The website and its contents are expressly not incorporated into this filing.

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, the Company will acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

Steam plant electrical power production is highly dependent on thermal coal. Thermal coal is used as a primary source of energy for coal fired steam powered generators in electric utility plants. The Whitesburg mining operations are the surface and high wall mining type, and does not include any underground mining. Whitesburg already owns the leases for the coal mineral rights and has the required mining permits from the State of Kentucky. Since NDR Energy Group already sells natural gas to our electric utility customers to generate electricity, we believe thermal coal would give us another energy related product to sell to our current and expanding customer base to increase our revenues. The Agreement also includes provisions for us to develop the oil and natural gas potential on the mine property if these resources are discovered. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the chemical, polymer and other industries. Additionally, an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas). According to Whitesburg Friday Branch Mine LLC, the mine is projected to produce over $264 million in revenues from the sale of coal in the next 5 years. No assurances can be provided that such revenues will transpire.

This acquisition was reported on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

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

NDR Energy Awarded $11.47 Million Gas Supply Contract with Southern California Gas

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

Terminated Agreements

There are no terminated agreements to report for this reporting period.

(19)

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

Universal Bioenergy Considers Changing Its Name

Our management is presently considering changing its name to reflect its current business model and its future growth as it continues to expand its marketing of natural gas, propane, petroleum and thermal coal. The name Universal Bioenergy, reflected our original plans to produce and market “green” energy technologies, such as biodiesel fuel, solar, wind, wave and other technologies. In December 2009, after conducting its business summit in Las Vegas, Nevada, on January 12, 2010, we announced that it was charting a bold new course for our Company. We shut down our biodiesel refinery in Nettleton, Mississippi in 2010, and later on March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery. This marked our exit from green energy technologies, and to grow and expand into more profitable conventional energy products and technologies. The name “Universal Bioenergy” has also caused some confusion in the minds of potential shareholders, and investors because we no longer market and produce “green energy” products. We believe a strategic name change will help us to build a better “brand”, improve our image, attract more shareholders and investors, and more fully reflect the emphasis of our current and future business trends in the marketplace. On June 18th 2010, the majority of the shareholders, and the Board of Directors each approved separate Resolutions to amend the Articles of Incorporation granting the Board of Directors the right to change our Company’s name. On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation, which granted the Board of Directors the full right and authority to change the name of the Company at a future date without out any shareholder action or approval.

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

Plans to Up-List to NASDAQ or other National Stock Exchange

Based on our growth by mergers, acquisitions, and revenues, and future plans for expansion, our management is evaluating and positioning our Company to potentially qualify, and apply to up-list to a major national stock exchange, which stock exchanges list similarly situated energy technology companies, such as NASDAQ, NYSE Amex Equities, or others. Our management has already been in discussions with several investment bankers, advisory firms and our securities counsel to review the exchange requirements, legal issues involved, improving our capital structure, procedural guidelines and other related issues to qualify to be listed on one of the major national exchanges. Management believes that, if we can successfully position our company to qualify to meet the listing requirements for one of the stock exchanges, it would greatly increase our market value, and should make it attractive to more retail and institutional investors. We also feel this would be of great benefit to our shareholders. No assurances can be provided that this aspect of our long-term business plan will be achieved.

(20)

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

Some  companies being targeted are, natural gas producers  to obtain natural gas  directly from the wellhead,  gas gathering pipeline companies, propane producers, high wall surface coal mines and the acquisition of energy technology patents and licenses. We’re also looking at acquiring petroleum and gas wells, assets and properties in Texas, Louisiana and other states. Acquiring interests in properties in these areas will work very well with our strategic plans for Texas Gulf Oil & Gas Inc.  We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain, from the producer, through marketing, distribution, and directly to the customer. We believe, but can provide no assurances, that this will bring even greater revenues for our company and more value to our shareholders.

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

(21)

Market Expansion

Management believes that there are currently there are 3240 utilities in the United States. Through NDR Energy Group, we have firm contracts signed with 28 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits.

Forecast of Projected Revenues and Earnings and Market Value

Our primary objective is to exploit changes in the energy market to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major goal is to finding new ways to create more value for, and maximize the wealth of our shareholders, and bring increased value to our stakeholders and the investment community. The financial projections presented below are estimates based on Management’s analysis of the present targeted market segments of the energy industry we are involved in, future industry trends, our current and growing customer base, our strategic joint ventures, strategic alliances, and other capital development projects we are pursuing. The financial plan is intended for rapid but controlled growth and required our management to make certain assumptions and estimates.

Focus on Earnings

We achieved sales revenue of $13,007,160 for the three months year ending March 31, 2012, as compared to $22,247,354 for the same period in 2011. Our cost of sales was $12,989,939 for the three months year ending March 31, 2012, as compared to $22,247,354 for the same period in 2011. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

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

Our management’s plans for increasing earnings include the following;

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

• Sixth, our management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. We plan to mine, produce and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation.

• Seventh, our Company through NDR Energy Group has expanded its product mix to include the sales and distribution of propane due to the higher profit margins.

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

(22)

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy Group, we presently sell natural gas to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

Management believes, each of our customer contracts would have a potential to generate an estimated $12+ million annually in natural gas sales. We believe, the retail value of each of these contracts could very significant, if someone were to purchase one or more these contracts based on their potential sales value over a period of 5 to 10 years or more.

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

Our Beneficial Shareholders

At March 31, 2012, there were 278,306,261 shares of our Common Stock issued and outstanding and there were approximately 70 shareholders of record of our common stock on the records of our transfer agent. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 81.21 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 5000 or more.

Management Incentive Programs

We have an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the added “economic value” that they bring to our company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share, market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to our Company. Since management has deferred most or all of their compensation, provisions have been made to issue them long-term Notes for their salary, with the option to convert the Notes into to common stock of our company.

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

(23)

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

FUTURE OUTLOOK FOR THE NATURAL GAS INDUSTRY

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

The EIA Report projected consumption of natural gas in the electric power sector grows by close to 9 percent in 2012, primarily driven by the relative advantages of natural gas over coal for power generation in a growing number of economic dispatch decisions. Consumption in the electric power sector peaks in the third quarter of 2012, when electricity demand for air conditioning is highest.

The EIA Report that growth in total natural gas consumption continues into 2013, with forecast consumption averaging 69.3 Bcf/d (U.S. Natural Gas Consumption Chart). Consumption in the residential and commercial sectors increases in 2013 because of the forecast return to near-normal temperatures next winter. The increase in consumption in these sectors more than offsets a decline in power sector natural gas burn stemming from the projected increase in natural gas prices relative to coal prices later this year and next.

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

COAL INDUSTRY MARKET SEGMENT

To further enhance our growth and expansion, management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. We plan to mine, produce and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation. We will be pursuing acquisitions of mining operations which are the surface and high wall mining type and that does not include any underground mining. According to the American Coal Foundation, 9 out of every 10 tons of coal mined in the United States today is used to generate electricity, and more than half of the electricity used in this country is coal generated electricity. The following is a summary and overview of the industry and market, which information was excerpted primarily from the U.S. Department of Energy’s, “Energy Information Agency” (EIA).

Future Outlook for the Coal Industry

International. The international market for coal consumption is a very dynamic and fast changing one especially in developing regions due to industrialization and technological development. This change has been one of increased consumption as noted in the EIA’s report International Energy Outlook 2011 where we see that in the years from 2000 to 2010, there have been significant increases in yearly coal consumption globally ranging from as little as 0.8% to as high 10.7% annually. Due to the industrialization in the developing regions of the globe, this trend of increasing coal consumption will remain a reality. EIA projections show a conservative average of almost 1.4% increased coal consumption each year through 2035.

The U.S. Energy Information Administration (EIA) says, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. Overall, the EIA predicts that coal will remain the dominate fuel source for electricity generation, growing to about 11,000 terawatt hours from its current level of about 8,000.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011

Losses available for common shareholders	$($654,630)	$($577,034)

Other non-cash expenses	654	1,123
Stock issued for services	5,000	193,250

Losses available for common shareholder, as adjusted	$($648,976)	$($154,872)

(24)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended March 31, 2012 declined due to the following conditions in the U.S. energy market;

According to the Energy Information Administration, the warm weather this winter has resulted in natural gas working inventories that continue to set new record seasonal highs, with February 2012 ending at an estimated 2.44 trillion cubic feet (Tcf), about 41 percent above the same time last year. EIA’s average 2012 Henry Hub natural gas spot price forecast is $3.17 per million British thermal units (MMBtu), a decline of about $0.83 per MMBtu from the 2011 average spot price. EIA expects that Henry Hub spot prices will average $3.96 per MMBtu in 2013.

According to Bloomberg / Business week, “The price of natural gas is at a 10-year low after a surprising jump in supplies. But the government says natural gas inventories expanded more than expected following a recent production boom. Supplies are currently 59 percent above the five-year average, and they're expected to keep growing over the next few months.”

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three months ended March 31, 2012 were $13,007,160 as compared to $22,247,354 for the same period in 2011. This resulted in an decrease of $9,240,194 in revenues or 41.53% over the previous year. Our Cost of Sales for this period was $12,989,939. This has resulted in a gross profit margin for this period of $17,220.  The high proportionate cost of sales relative to the gross revenues, reflected in this period, is due to purchasing the gas from some of the suppliers at near retail cost, and high financing costs added to the gas by the suppliers.   Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. We believe, this will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs and reduce the high financing costs, thereby significantly increasing our the gross profit.

Additionally, in 2011, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product at or slightly below our costs, which directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2011, which continued in the first quarter of 2012. This strategy was only a temporary measure, while we were building greater market share, last year.

We incurred losses of $654,630 for the three months ended March 31, 2012 and $577,034 for the same period in 2011. Our accumulated deficit since our inception through March 31, 2012 amounts to $19,545,000. We issued 227,925 of common shares for services with an aggregate fair value of approximately $5,000 that was included in the $430,385 in general and administrative expenses for the three month period ended March 31, 2012. Excluding the value of the common shares of $5,000 from the general and administrative expenses of $430,385 would reduce the actual net G&A expenses to $425,385. We also incurred interest expenses of $277,557. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $282,557, would correspondingly reduce our net loss of $430,385 to an adjusted net loss of $147,828 for the period ending March 31, 2012. Based on an adjusted net loss of $147,828, this loss equals only 1.13% of our total revenues of $13,007,160 for the period ended March 31, 2012, as compared to 0.44% for the same period ended 2011.

Operating Costs and Expenses.

Our Cost of Sales for the three months ended March 31, 2011 were $12,989,939 as compared to $22,219,582 for the same period in 2011.  Our primary operation is the marketing of natural gas and propane to our major customers nationwide. Our operating expenses for the three months ended March 31, 2012 were $440,541 as compared to $337,088 for the same period in 2011. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We increased our total operating expenses from $337,088 for the period ending 2011, by a total of $103,453, or by 27.43%, to $440,541 for the period ending March 31, 2012. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will continue the trend to reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $866,712, or 19.84% to $5,234,529 for the period ending March 31, 2012, compared to $4,367,817 for the same period in 2011. A total of $866,712 was primarily from our investment in the Whitesburg Friday Branch Mine LLC acquisition, which was also offset from a reduction in the amount of our Accounts Receivables from the sales of natural gas due to the unseasonably warm winter on the east coast, a reduced demand in natural gas for heating, a decline in natural gas prices, and an increase in natural gas working inventories. Our Property and Equipment and long-term physical assets were also reduced by $127,147 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. See – Universal Bioenergy North America Inc., Discontinued Operations for more information. However, this reduction in our “total assets”, was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 28 electric utility customers through NDR Energy. Our revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability and future growth of are largely dependent on a number of factors including, the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($922,031) for the period ending March 31, 2012, as compared to a working capital deficit of ($545,666) for the period ending March 31, 2011. This increased our working capital deficit by $376,365 or by 68.97%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy Group’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending March 31, 2012 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

(25)

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended March 31, 2012 and 2011 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the three months ended March 31, 2012 was $ 291,535 as compared to ($44,080) for the three months ended March 31, 2011. The decrease was primarily attributable to the accruing certain management salaries, issuing stock for professional services in lieu of cash payments and the reduction of Notes payable and interest with stock in lieu of cash payments.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $0.00 as compared to cash provided by investing activities of $139,500 for the three months ended March 31, 2011.

Cash Flows from Financing Activities

Our cash provided by financing activities for the three months ended March 31, 2012 was $ 309,980 as compared to $197,300 for the three months ended March 31, 2011. The net cash provided by financing activities is primarily attributable to our Notes Payables.

Liabilities / Indebtedness

Current liabilities decreased to $2,991,261 for the three months ended March 31, 2012, compared to $4,371,869 for the same period in 2011. This 31.58% decrease was primarily due to a $1,802,469 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $1,392,487 for the period ending March 31, 2012, compared to $248,912 for the three months ending March 2011. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

DEBT

Debt and Debt Financing

Long-Term Debt and Promissory Notes - In its efforts to expand and grow, we borrowed direct cash funds from various investors to raise capital, and we issued them debt instruments in the form of Promissory Notes to evidence that debt. These are long-term Notes with various rates and maturities, that grant the Note Holder the right, (but not the obligation) to convert them into shares of our common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

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
d.	The investors’ concern about the lack of liquidity and limited trading volume in our stock.
e.	The investors’ concern about the volatility of the stock price at that time
f.	A significant price discount to market was required by them to offset declines in the stock price to cover the risk of partial or even total loss
g.	The investors had very limited or no collateral for their investments or loans to the Company
h.	Many of the Notes were issued when our common stock was trading in the 2 cent to 3 cent range
i.	The loans were made on the best possible terms we could get from the investors at that time, because of the high risks, the recessionary economy and tight credit lending market at that time.
j.	Due to these inherent risk factors and their potential effect on the investors, the Board of Directors approved the conversion prices for the Notes in a range of $.005 to $.05 per share, or at a 30% to 50% discount to market.

The investors have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions to expand and grow our Company. These investors invested funds our Company when it was still a development stage company with a limited operating history, limited revenues, negative earnings and limited stock liquidity. They accepted Promissory Notes with the option to convert them to shares of common stock, and were taking what was considered to be a high risk investment at that time. We retain the right to re-negotiate the terms and conditions of the Notes, including increasing the conversion prices, if the stock price rises considerably and consistently over time, on terms that would be more favorable to us and our shareholders. It could take several years to convert all of the Notes to stock if all of the investors requested it. It is possible that some may never convert their Notes to stock and may take cash only when we are is in the best position to settle the obligation on a cash basis. No additional consideration was paid to convert any Note.

Most of the Notes that some of the investors elected to convert, were not converted at the stated amount in the Note, (such as $0.005 in some cases), but were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a re-negotiated conversion price due to a modification of the terms of the Note.

(26)

List of Notes

On January 4, 2012, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

On January 30, 2012, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

On February 1, 2012, the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price at the time of conversion.

On February 15, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price at the time of conversion.

On February 20, 2012, the Company entered into a two (2) year Promissory Note with a non-related creditor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion.

On February 23, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.

On February 29, 2012, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

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

On March 7, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price at the time of conversion.

On March 15, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.

On March 30, 2012, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005.

If all of these Notes were converted to common stock it could result in the potential issuance of an estimated 242,932,992 shares over several years. This would result in a dilution of the proportional or percentage of ownership of the shareholders, however we do not believe the value of the shareholders stock would be adversely affected.

In an effort to build a strong operating company, the officers and some our employees have not taken their salaries for the last few years, and have become creditors of the Company. The accrued compensation due to them by the Company, has become a debt or liability on the our books. We have issued them Promissory Notes that includes an option to convert the notes to shares of common stock to reflect these liabilities. This has reduced some of the need from borrowing from outside creditors. They have also taken on the very same risks upon themselves as the outside lenders and creditors. The officers would prefer to be paid in cash also as opposed to shares of common stock. If the officers ever elect to convert their Notes into shares of common stock, the shares will be subject to Rule 144 restrictions as control securities when selling them into the market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q Report in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Form 10-K/A, and Current Reports on Form 8-K, including all amendments that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

(27)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2012, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting in Fiscal Year 2011

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(28)

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the information included in Item 3, “Legal Proceedings” in our 2011 Annual Report on Form 10-K/A. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K/A and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in that Form 10-K Report, except as follows:

THE MARKET PRICE OF OUR COMMON STOCK MAY LIMIT ITS ELIGIBILITY FOR CLEARING HOUSE DEPOSIT.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades, in our securities.  This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

WE ARE AN “EMERGING GROWTH COMPANY” AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

WE WILL INCUR INCREASED COSTS AND DEMANDS UPON MANAGEMENT AS A RESULT OF COMPLYING WITH THE LAWS AND REGULATIONS THAT AFFECT PUBLIC COMPANIES, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, BUSINESS AND PROSPECTS.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

(29)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended March 31, 2012 except as follows;

On January 19, 2012, the Company completed a partial conversion one of its revised Notes payable dated 12/23/11, with an amount of $99,134. On December 29, 2011, $30,000 worth of this note was converted, leaving a $69,134 balance. On January 19, 2012, a total of $30,134 worth of the Note was converted, and 2,897,500 common shares were issued for that part of the conversion, which leaves a remaining balance of $39,000 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $30,134.

On February 2, 2012, the Company issued 227,925 shares of common stock to a consultant in accordance with their consulting agreement.

On February 9, 2012, the Company completed a partial conversion of one of its Notes payable dated 02/23/11, with a principal amount of $45,400. A total of $42,100 worth of the Note was converted, and 19,136,364 common shares were issued for that part of the conversion, which leaves a remaining balance of $3,300 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $42,100.

On February 9, 2012, the Company completed the final conversion one of its revised Notes payable dated 12/23/11, with an amount of $99,134. A total of $39,000 worth of the Note was converted, and 5,118,243 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This revised Note combined two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600, and accrued interest in the amount of $6,034, which were purchased by the current Note Holder from the previous Note Holder on December 23, 2011. This conversion of debt reduced the Company’s Notes payables by $39,000 and the balance on the Note for $99,134 to $0.00.

On February 10, 2012, the Company completed a partial conversion of one of its Notes payable dated 02/23/11, with a principal amount of $45,400. A total of $3,300 worth of the Note was converted, and 1,500,000 common shares were issued for that part of the conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $3,300.

On February 13, 2012, a $49,500 partial interest in an existing Note, dated May 23, 2011 for $89,000, was purchased from the Note Holder by another non-related creditor. On February 13, 2012, the $49,500 portion of the Note payable was completely converted to common stock, and a total of 6,100,000 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes payables by $49,500.

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

On February 15, 2012, a $89,000 partial interest, (including $80,000 principal and $9,000 interest) in an existing Note, dated December 31, 2010 for $163,694, was purchased from the Note Holder by another non-related creditor. The $9000 interest was assigned by the original Note Holder to another party and subsequently purchased by the party that purchased the $80,000 principal. On March 2, 2012, the $80,000 portion of the Note payable was completely converted to common stock, and a total of 12,575,757 shares were issued for this conversion, which leaves a remaining balance of $0.00 of the principal of the Note. This conversion of debt reduced the Company’s Notes payables by $89,000.

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

(30)

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2012.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

Exhibit No	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Articles of Incorporation (2)
10.5	Employment Agreement by and between Universal and Dr. Richard Craven (3)
10.6	Employment Agreement by and between Universal and Vince M. Guest (4)
10.7	Employment Agreement by and between Universal and Solomon Ali (4)
14.1	Code of Ethics (5)

31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2 *	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes- Oxley Act.

_____________________________________________________________________________

*filed herewith

(1) Incorporated by reference to the registration statement on Form SB-2 as filed on March 21,

2005.

(2) Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.

(3) Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.

(4) Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on

August 12, 2010.

(5) Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31,

2007 as filed on January 4, 2010.

(31)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: May 18, 2012	By /s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

(32)