Form 10-Q
period 2012-06-30
Universal Bioenergy, Inc.
filed 2012-08-20
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2012
Common stock, $0.001 par value	503,063,086

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………... 58-61

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………. 62-63

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, as amended and filed April 19, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months periods ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

(3)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011
ASSETS:
CURRENT ASSETS:
Cash	$1,173	$3,706
Accounts receivable	5,490,075	10,004,123
Other loans	600	—
Total current assets	5,491,848	10,007,829

PROPERTY AND EQUIPMENT - net	7,643	8,951

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	2,889,500	889,500
Intangible assets	250,000	250,000
Deposit	8,653	46,516
Total other assets	3,158,203	1,196,066

TOTAL ASSETS	$8,657,693	$11,212,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$5,579,976	$10,099,502
Other accounts payable and accrued expenses	479,522	208,848
Accrued interest	239,834	101,860
Line of credit	18,384	7,850
Current portion of long term debt	326,708	—
Derivative liability	510,728	—
Advances from affiliates	4,250	4,250
Total current liabilities	7,159,403	10,422,310

Long term debt	2,233,882	494,646

TOTAL LIABILITIES	9,393,285	10,916,956

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 share authorized. Preferred stock Series A, zero issued and outstanding shares June 30, 2012 and December 31, 2011, respectively.	—	—
Preferred stock Series B, 232,080 issued and outstanding shares June 30, 2012 and December 31, 2011,respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized; 353,496,968 and 199,969,927 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	353,497	199,970
Additional paid-in capital	20,635,959	19,111,601
Noncontrolling interest	(197,671)	(125,543)
Accumulated deficit	(21,527,610)	(18,890,370)
Total stockholders' deficit	(735,592)	295,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,657,693	$11,212,846

The accompanying notes are an integral part of these consolidated financial statements.

(4)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ending			For Six Months Ending
	June 30,			June 30,
	2012	2011		2012	2011

REVENUES	$8,620,964		$13,800,878	$21,628,124	$36,048,232

COST OF SALES	8,603,129		13,782,566	21,593,068	36,002,148

GROSS PROFIT	17,835		18,312	35,056	46,084

OPERATING EXPENSES:
General and administrative	564,262		102,256	994,647	431,446
Sales and marketing	9,147		5,385	18,649	12,160
Depreciation and amortization expense	654		51,955	1,308	53,078
Total operating expenses	574,063		159,596	1,014,604	496,684

LOSS FROM OPERATIONS	(556,228)		(141,284)	(979,548)	(450,600)

OTHER INCOME (EXPENSE):
Other income	5,159		(1,807)	9,454	(1,219)
Initial (loss) on embedded derivatives issued	(647,876)			(647,876)
Change in fair value of derivative liabilities	(224,153)			(224,153)
Interest (expense), including amortization of beneficial conversion feature	(589,687)		(81,112)	(867,244)	(366,471)
Total other expense	(1,456,557)		(82,919)	(1,729,819)	(367,690)

Net (Loss)	(2,012,785)		(224,203)	(2,709,367)	(818,290)

Net (loss) attributable to noncontrolling interest	(30,176)		(86,531)	(72,128)	(103,584)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(1,982,609)		$(137,672)	$(2,637,239)	$(714,706)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	$(0.01)	$	*	$(0.01)	$(0.01)

Weighted average of shares outstanding	276,733,448		55,170,047	276,733,448	54,917,647

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(2,709,367)	$(818,290)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	1,308	2,246
Common stock issued for services	114,480	193,250
Amortization of Beneficial conversion features	663,179	50,832
Loss on embedded derivatives	872,029
Changes in assets and liabilities:
Accounts receivable	4,514,048	7,081,857
Prepaid expenses and other assets	37,263	104
Accrued expenses and other liabilities	408,649	159,071
Accounts payable	(4,519,526)	(6,935,470)
Net cash used in operating activities	(617,937)	(266,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(2,000,000)	(189,500)
Net cash provided by (used in) investing activities	(2,000,000)	(189,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and line of credit	(318,948)	—
Proceeds from notes payable issued and line of credit	2,934,352	466,524
Net cash provided by financing activities	2,615,404	466,524

INCREASE (DECREASE) IN CASH	(2,533)	10,624

CASH, BEGINNING OF YEAR	3,706	—

CASH, END OF YEAR	$1,173	$10,624

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Investment in membership acquisition by issuing notes payable	$2,000,000	$—
Issuance of common stock for the conversion of debt	$778,392	$157,568
Common stock issued for intangible assets in acquisition	$—	$250,000
Convertible notes issued for accrued liabilities	$36,090	$—
Beneficial conversion feature of convertible notes payable	$2,072,953	$—

The accompanying notes are an integral part of these consolidated financial statements.

(6)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of the Company

Universal Bioenergy Inc. (the “Company) is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group trading systems under the trading symbol “UBRG”. Universal Bioenergy Inc., was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

The Company’s primary business focus is the production, marketing and sales of natural gas, petroleum, coal, propane and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 29 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

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

Company History

Universal Bioenergy, Inc. (UBRG) was incorporated on August 13, 2004 under the laws of the State of Nevada.

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

(7)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and December 31, 2011 the Company had no cash equivalents.

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

(8)

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

(9)

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

(10)

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011

Net Loss available for common shareholders	$(2,709,367)		$(818,290)

Weighted average common shares outstanding	276,733,448		54,917,647
Basic and fully diluted net loss per share	$(.01	)*	$(.01)
*Less than $0.01 per share
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock to 1,000,000,000 shares at $.001 par value. There are 353,496,968 shares of common stock issued and outstanding as of June 30, 2012.

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis.

The Company has authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. As of June 30, 2012, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding. The Company issued two (2) shares of common stock for every ten (10) shares of common stock held by shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2012

At June 30, 2012, there were no outstanding stock options or warrants.

On April 2, 2012, a $9,764 partial interest in an existing Note payable, dated December 31, 2010 for $163,694, was completely converted to common stock, and a total of 1,212,919 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes Payables by $9,734.This is related to transaction on March 2, 2012 for $9,764.

On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. On May 1, 2012 the Company completed the final conversion of the Note, and a total of 13,316,897 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $89,000 and $7,100 accrued interest.

On May 22, 2012, the Company converted one of its Notes payable dated August 29, 2011, with an amount of $29,500 and issued 13,422,500 common shares for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. The conversion rate was reduced from $0.005 to $0.022 by resolution of Board of Directors to offset declines in the stock price. This conversion of debt reduced the Company’s Notes Payables by $29,500. The stock closing price was $0.0092 on the issue date.

On May 21, 2012, a Note dated October 25, 2011 for $96,400 was purchased from the original Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement and a modified Note in the amount of $102,988, (including $96,400 principal and $6,588 accrued interest) at 12% interest. On June 21, 2012 the Company completed a partial conversion of the Note, and a total of 19,275,111 common shares were issued. This leaves a remaining balance of $22,968.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $82,988.

On May 25, 2012 the Company completed the final conversion of one of its Notes payable dated October 31, 2011, with an amount of $68,000, and a total of 11,231,280 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $68,000 and $2,720 accrued interest.

On June 14, 2012, the Company issued 11,900,00 shares of common stock for services, to the Members and Employees of NDR Energy Group LLC, as a performance bonus for services, pursuant to the NDR Energy Group LLC, Member Interest Purchase Agreement, dated April 12, 2010. The stock closing price was $0.011 on the May 22, 2012, the grant date.

On June 28, 2012, the Company the final conversion of one of its Notes payable dated August 26, 2010, with an original Note amount of $36,919. The remaining $9,670 was converted and 4,835,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. The conversion rate was reduced from $0.005 to $0.002 by resolution of Board of Directors to offset declines in the stock price. This conversion of debt reduced the Company’s Notes Payables by $9,670. The stock closing price was $0.0083 on the issue date.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012	December 31, 2011
Equipment	$13,094	$13,094
Land	—	—
Building	—	—
Accumulated depreciation	(5,451)	(4,143)
Total	$7,643	$8,951

There was $654 and $654 depreciation expense for the three months ended June 30, 2012 and 2011 respectively.

(11)

NOTE 7 – NOTES PAYABLE

	June 30, 2012	December 31, 2011
On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. On April 2, 2012 the balance of this Note was converted to stock.	—	9,670

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.	25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. On February 15, 2012, a $89,000 partial interest in this Note ($80,000 principal and $9,000 accrued interest) was purchased by non-related creditor. On March 1, 2012, the balance of $83,694 in principal in this Note was purchased by non-related creditor. On March 2, 2012 $9,764 in accrued interest was in the Note was purchased by a non-related creditor. On March 2, 2012, $80,000 principal, and $9,000 in interest of the Note was converted to stock. On March 20, 2012 $83,694 of the Note was converted to stock. See Note 5 Equity, Common Stock issued.	—	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.	165,000	165,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. On February 9, 2012, $42,400 worth of the Note was converted. On February 10, 2012 the remaining $3,300 of this Note was converted. See Note 5, Equity, Common Stock issued.	—	45,400

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.	25,000	25,000

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On February 13, 2012, a $49,500 partial interest in this Note was purchased by non-related creditor. On March 5, 2012, the balance of $39,500 in principal purchased by non-related creditor. On February 15, 2012, $49,500 of the Note was converted to stock. On March 7, 2012 $39,500 of the Note was converted to stock. See Note 5 Equity, common Stock issued.	—	89,000

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below. On February 13, 2012, a $55,000 partial interest in this Note was purchased by non-related creditor. On February 27, 2012, the balance of $62,520 of the Note was purchased by non-related creditor. On February 29, 2012, $55,000 of the Note was converted to stock. On March 8, 2012 $62,520 of the Note was converted to stock. See Note 5 Equity, common Stock issued.	—	110,424

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.	—	49,200

On July 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.	—	40,000

On August 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price was changed to $0.0022 by Board Resolution. On May 22, 2012, this Note was converted to stock. See Note 5, Equity.	—	29,500

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005. *See note below.	202,200	202,200

On October 20, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. The $116,000 balance on the Note was paid on February 24, 2012, leaving a $0.00 balance.	—	200,000

On October 22, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price. *See note below. This Note was paid in full on March 16, 2012.	—	125,000

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on May 11, 2012 to another creditor. *See note below.	125,000	125,000

On October 25, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on June 22, 2012 to another creditor. *See note below.	103,600	103,600

On October 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On May 22, 2012, this Note was sold to another creditor, and modified to $102,988, to include $6,588 in accrued interest. The conversion price was changed to a variable price by Board resolution. On June 21, 2012 this Note was partially converted to stock. *See Note 5, Equity.	20,000	96,400

On October 31, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock at $0.005. *See note below.	74,760	74,760

On October 31, 2011 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the Note to common stock at a variable conversion price, at a 50% discount to the market price. This Note was completely converted to stock on May 25, 2012. *See Note 5, Equity.	—	68,000

On December 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. *See note below.	50,000	50,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01.*See note below.	151,400	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02.. *See note below.	40,500	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. *See note below.	162,175	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01. *See note below.	14,407	14,407

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On February 9, 2012, this note was fully converted leaving a $0.00 balance.	—	69,134

On January 4, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	55,000	—

On January 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	43,700	—

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	53,000	—

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	30,000	—

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion.	2,000,000	—

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.	80,000	—

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	122,800	—

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	30,000	—

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.	70,000	—

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	123,600	—

April 4, 2012 - Mondified Note Transaction. On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. On May 1, 2012 the Company completed the final conversion of the Note, and a total of 13,316,897 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $89,000 and $7,100 accrued interest.	—	—

On April 4, 2012 the Company entered into a seven (7) month convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	50,000	—

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.	75,000	—

On May 4, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500	—

On May 21, 2012 the Company entered into a eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	45,000	—

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.	31,100	—

On June 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $50,200 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.	50,200	—
Total long-term note payable	$4,272,242	$2,445,764
Less Discount from Beneficial Conversion Feature	(1,166,331)	(1,951,119)
Less embedded liability	(872,029)	—
Long-term portion of note payable	$2,233,882	$494,645

Principal maturities of notes payable as of June 30, 2012 for the next five years and thereafter is as follows:

2012	$ 509,300

2013	$ 834,582

2014	$ 2,642,960

2015	$ 501,400

2016	$ -0-

Total	$ 4,272,242

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

Embedded Derivatives

Notes that are convertible at a discount to market are considered embedded derivatives. For more information on the Notes affected, refer to Management’s Discussion and analysis and the above list.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued convertible Notes and has evaluated the terms and conditions of the conversion features contained in the Notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.11% to 0.31%, grant dates of Notes, the term of the Notes, conversion prices ranging from 30% to 50% of current stock prices on the measurement date ranging from $0.04 to $0.0053, and the computed measure of the Company’s stock volatility, ranging from 192.08% to 269.47%.

Included in the June 30, 2012, is a derivative liability in the amount of $326,708 to account for this transaction. This liability arose in the second quarter of 2012 and the balance was $0 as of December 31, 2011. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three and six months ended June 30, 2012 are $872,029 and $169,945 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(12)

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

The provision (benefit) for income taxes from continued operations for the three months ended June 30, 2012 and 2011 consist of the following:

	June 30, 2012	June 30, 2011
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	$2,210,000	$760,000
State	585,000	200,000
	2,795,000	960,000
Valuation allowance	(2,795,000)	(960,000)
(Benefit) provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2012	June 30, 2011

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)
Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2012	June 30, 2011

Total deferred tax asset	$2,795,000	$960,000
Valuation allowance	(2,795,000)	(960,000)

Net deferred tax asset	$—	$—

The Company has a net operating loss carry forward of approximately $13,265,000 however in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore this loss of approximately $6,500,000 is available to offset future taxable income through 2028.

During the three months ended June 30, 2012 and 2011, the valuation allowance increased by $280,000 and $250,000, respectively.

(13)

NOTE 9 – RELATED PARTY TRANSACTION

There are no related party transactions to report for this period.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers or compensation arrangements for our Officers during for the period ending June 30, 2012. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K/A for the period ended December 31, 2011.

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

(14)

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended June 30, 2012.

On July 2, 2012, the Company announced NDR Energy Group established a new division to market and distribute wholesale electric power throughout the U.S. The new division will market and distribute bulk wholesale electric power to NDR’s current electric utility customers, and its expanding customer base which will include federal and state agencies, U.S. military, cities, municipalities and large commercial and industrial companies. NDR Energy Group will be able to offer integrated energy solutions that will assist its growing customer base to buy, manage and use electricity and natural gas.

On July 3, 2012, the Company announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric. Under the terms of the contract, NDR Energy Group is to deliver an estimated 35,000 mcf per day, or 1.085 billion cubic feet of natural gas to PG&E for the month of July 2012.

On July 6, 2012, the Company announced that NDR Energy Group is planning to register the company on several interstate natural gas pipelines. Natural gas transportation is one of many new profit centers the Company is planning to pursue to increase its earnings. The registration on the pipelines will allow the Company to engage in, Gas Transmission and Delivery via the interstate pipeline system to the Local Utility customers, Natural Gas Scheduling for tracking nominations, confirmations product movement and verification, Gas Nominations, Capacity Releases for the release of transportation capacity on interstate natural gas pipelines, and Pipeline Balancing to match the customer's daily usage with the customer's confirmed pipeline delivery.

On July 6, 2012 the Company completed the final conversion of a Note for $96,400, and a total of 4,444,444 common shares were issued. This resulted from a transaction that occurred on May 21, 2012, when a Note dated October 25, 2011 for $96,400 was purchased from the original Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement and a modified Note in the amount of $102,988, (including $96,400 principal and $6,588 accrued interest) at 12% interest. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $16,412 and $9,556 accrued interest.

On July 9, 2012, the Company announced that NDR Energy Group, sold over 1.86 billion cubic feet (Bcf) of natural gas, setting a new record for the month July. The volume of natural gas sold by NDR Energy, set a new record for July, and is the highest in the Company’s history for July, and tops the previous record sales of 971.13 million cubic feet of gas in July of 2006. The 1.86 billion cubic feet of natural gas sold in July, is a 300.37% increase over the 619.24 million cubic feet of natural gas sold for the month of July 2011. These sales have already been booked, and sold, and the gas is currently being shipped to its electric utility customers and local distribution companies (LDC) for July.

On July 10, 2012, the Company converted one of its Notes payable dated December 23, 2011, with an amount of $50,000 and issued 11,473,684 common shares for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $50,000 and $4,500 in accrued interest.

On July 12, 2012, the company issued 1,000,000 shares of common stock to Richard D. Craven. On June 22, the Company awarded its Officers, Vince M. Guest and Solomon Ali a special bonus, in accordance with their Employment Agreements, of 1,000,000 shares of common stock to be divided equally between them, or 500,000 shares each. The Officers directed the Company to pay and distribute all of their respective shares of 500,000 each, for a total of 1,000,000 shares to Richard D. Craven. The Officers elected to use their 1,000,000 shares to purchase all of Richard D. Craven’s Member Interests in Varlos Energy Holdings LLC. The Officers each previously owned a respective 33% of the Member Interests of Varlos Energy Holdings LLC. After the purchase of Richard D. Craven’s Member Interests, the Officers shall each own a respective 50% of the Member Interests of Varlos Energy Holdings LLC. The stock closing price was $0.0076 on June 22, 2012, the grant date.

On July 12, 2012, the Company completed a partial conversion of one of its Notes Payables dated December 31, 2010, with a Note amount of $165,000. A total of $100,000 worth of the Note was converted and 20,000,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by $100,000. The conversion rate was reduced from $0.015 to $0.005 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0097 on the issue date.

On July 13, 2012, the Company completed its scheduled a live conference call with its shareholders and investors. The call discussed past operations and current business operations of the Company, the future outlook and long-term plans of the Company, plans to up-list to NASDAQ, the special stock dividend, and the status of Depository Trust (DTC) “Chill”. Formal notification of the conference call was filed with U.S. Securities and Exchange Commission (SEC) in a Form 8-K Report on July 10, 2012.

On July 17, 2012, the company announced NDR Energy Group, submitted its application for approval to the Federal Energy Regulatory Commission, (FERC), to become an electricity “Power Marketer”, and to be granted a “power marketers license” to engage in the interstate trade, buying and selling of electric power.

On July 18, 2012, the Company converted one of its Notes payable dated January 4, 2012, with an amount of $55,000 and issued 27,500,000 common shares for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by $55,000. The conversion rate was reduced from $0.005 to $0.002 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0158 on the issue date.

On July 20, 2012, the Company issued 78,161,209 shares of common stock, as a stock dividend to all registered shareholders of record in accordance with the Company’s Resolution and declaration. Previously, on June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. Two (2) shares of stock were issued for every ten (10) of common stock owned by the shareholders. The stock closing price was $0.0190 on the record date.

On August 8, 2012, a Note dated January 30, 2012 for $43,700 was purchased from the original Note Holder by another non-related creditor. The Note was amended and modified to reflect an interest rate of 10%, and a new amount of $46,322, (which includes $43,700 in principle and $2,622 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion.

On August 9, 2012, a Note dated October 31, 2011 for $74,760 was purchased from the original Note Holder by another non-related creditor. The Note was amended modified to reflect an interest rate of 12%, and a new amount of $80,336, (which includes $74,760 in principle and $5,606 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion.

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

(15)

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $21,527,610 from its inception to June 30, 2012. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at June 30, 2012 is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead and from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities should enable us to greatly improve our cash flow and increase our working capital.

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

The Company in association with its investors and creditors was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending June 30, 2012. We were also able to proceed with the acquisition of the ownership interest in a coal mining company which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2012 and beyond.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 15 - CONCENTRATIONS

At June 30, 2012, 63% of the Company's accounts receivable was due from a single customer, during the three months ended June 30, 2012, and 61% of total revenue was generated from a single customer, for the three months ended June 30, 2011.

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

Partnership	Percentage of Ownership	Book Equity 12/31/11	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 6/30/12
Progas Energy Services	7.5%	$189,500	$0	$2,990	$192,490
Whitesburg Friday Branch Mine, LLC	40%	$700,000	2,000,000	$0	$2,700,000
Totals		$889,500	$2,000,000	$2,990	$2,892,490

(16)

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

Our primary business focus is the production, marketing and sales of natural gas, propane, coal, oil and alternative energy. Through our subsidiary, NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy, we have contracts signed with 29 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 28 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

We are also engaged in the acquisition of oil and gas fields, lease acquisitions and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

Recent Developments and Significant Accomplishments

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

(18)

NDR Energy Awarded $11.47 Million Gas Supply Contract with Southern California Gas

On March 1, 2012, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy. According to Southern California Gas Company, Southern California Gas Company is the nation’s largest natural gas distribution utility, with 20.9 million customers. Under the terms of the contract NDR Energy Group is to supply the customer with an estimated 25,000 mcf per day, or a total of 4.5 billion cubic feet (bcf) of natural gas for six months from April through October, with an estimated value of $11,475,000. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation and other factors, the final net profit cannot be determined until after the delivery, invoicing and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing and payment of the gas.

NDR Energy Awarded Gas Storage Contract with Southern California Gas Company

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

NDR Energy Awarded Gas Supply Contract with Pacific Gas & Electric

On April 2, 2012, the Company announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric’s, Electric Fuel Division Corporation. Under the terms of the contract, NDR Energy Group is to deliver natural gas supplies for the customer’s electric power generation plants for one to three months, starting on July 1, 2012. The contract is projected, but not guaranteed, to generate millions of dollars in revenue.

NDR Energy Group Opens New Offices in Houston

On May 8, 2012, the Company announced that NDR Energy Group opened new offices in the Houston, Texas area. The new offices were opened as part of its major expansion and growth strategy, refine its national footprint and to meet the future demands of its growing customer base. The offices are located in the prestigious master planned community of The Woodlands, just north of Houston. Houston is recognized worldwide for its energy industry including oil and gas exploration, basic petroleum refining, petrochemical production and renewable energy sources including wind and solar. This is a critical development in light of our many contractual and informal relationships with natural gas producers, suppliers and end-users in the Houston area. It also will help us better serve our expanding customer base and accelerate our growth in this region.

NDR Energy Group Signs Natural Gas Supply Agreement with Pacific Summit Energy

On May 23, 2012, the Company announced that NDR Energy Group signed an agreement to obtain natural gas supplies with Pacific Summit Energy. This agreement will give NDR Energy Group strategic access to major supplies of natural gas to supply its electric utility customer’s gas for distribution, power generation and for NDR Energy’s gas storage requirements. Pacific Summit Energy focuses on supply aggregation, transacts with producers, industrial and commercial end-use customers, electric generators, gas distribution utilities and wholesale customers in natural gas, electric power and related energy businesses. Pacific Summit Energy, is a subsidiary of Sumitomo Corporation, which reported revenues of over $6.44 billion in its 2011 Annual Report, is headquartered in Tokyo, Japan and has offices in 73 countries around the world, with offices in 10 major U.S. cities and throughout the American hemisphere. It is actively involved in projects for oil and natural gas development as well as long-term projects for LNG. It also has production in the North Sea, Indonesia, the Middle East and the United States and is working to acquire further production and exploration interests in Asia and Oceania.

NDR Energy Completes First Transaction with Pacific Summit Energy

On May 24, 2012, the Company announced that ND Energy completed its first major transaction to purchase gas from Pacific Summit Energy. NDR Energy Group will sell the gas to Pacific Gas and Electric Company (PG&E) one of the largest combination natural gas and electric utilities in the United States. PG&E serves approximately 5.2 million electricity distribution customers and approximately 4.3 million natural gas distribution customers throughout a 70,000 square mile service area on the west coast. Its parent company is traded on the NYSE and reported  revenues of $15.0 billion in its 2011 annual report. NDR Energy Group is to deliver the natural gas supplies to PG&E for its electric power generation plant in northern California for the month of June, 2012 with an estimated 20,000 mcf per day, or a total of 600 million cubic feet of gas.

Universal Bioenergy Starts Coal Sales from Whitesburg Friday Branch Coal Mine

On June 15, 2012, the Company announced has begun selling commercial coal from the Whitesburg Friday Branch Mine in Whitesburg, Kentucky and is expected to begin generating cash flow. The Company forecasts the sales of coal should generate an estimated average of $52.80 million in revenues and an estimated $5 million to $8 million in earnings annually. The Whitesburg Mine opened for full operations in March 2012, and began to stockpile inventories of coal. The mine is now in full operations six days per week for the mining of coal. The coal is being processed and blended from different qualities to obtain the maximum price for the coal.

NDR Energy Signs Gas Supply Contract with Los Angeles Department of Water and Power

On June 18, 2012, the Company announced that NDR Energy Group, signed a contract to supply natural gas to the Los Angeles Department of Water and Power, (LADWP). LADWP, is headquartered on the West Coast, and is the largest municipal water and power utility in the nation, that delivers reliable, safe water and electricity to 3.8 million residents and businesses in its service area. NDR Energy will be aggressively more pursuing municipalities and large commercial and industrial users of natural gas to diversify its customer portfolio.

NDR Energy Group Launches New Refined Energy Products Division

On June 19, 2012 the Company announced NDR Energy Group, established a new division to market and distribute refined petroleum based energy products to generate greater revenues and higher profit margins for the Company. The new division will market and distribute refined petroleum based energy products including industrial fuels, diesel fuels, kerosene, jet fuel aviation fuels, Jet A and Jet A-1, motor oils and other lubricants. NDR Energy Group will be contracting directly with manufacturers and producers of the energy products to market through its distribution channels. The products will be sold in bulk to its existing customer base, and its expanding customer base which will include federal and state agencies, U.S. military, cities, municipalities and large commercial and industrial companies. Refined oil energy products typically have relatively high profit margins, and should generate additional streams of revenues and profits for the Company.

NDR Energy Group Signs Contract with Space City Energy Marketing LLC

On June 22, 2012, the Company announced that NDR Energy Group, signed a contract in a joint venture with Houston based Space City Energy Marketing LLC. Space City Energy Marketing will market and distribute NDR Energy Group’s expanding energy products line, including natural gas, propane and refined petroleum products through Space City’s distribution channels. Space City Energy will market and distribute the energy products to its existing customer relationships in the energy industry, and provide NDR Energy with the management of natural gas and power transactions for its gas storage program. The executives at Space City Energy have over 40 years of combined experience in natural gas storage, gas procurement, storage exchange transactions, power purchasing, daily balancing, nominations, scheduling and other aspects of energy asset management. The joint venture will create a strong symbiotic relationship for NDR Energy and Space City Energy, and a establish a solid platform to expand horizontally, and rapidly market their energy products throughout the U.S.

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

Focus on Earnings

We achieved sales revenue of $8,620,964 for the three months year ending June 30, 2012, as compared to $13,800,878 for the same period in 2011. Our cost of sales was $8,603,129 for the three months ending June 30, 2012, as compared to $13,782,566 for the same period in 2011. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

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

(24)

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy Group, we presently sell natural gas to 29 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

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

(25)

Our Beneficial Shareholders

At June 30, 2012, there were 353,496,968 shares of our Common Stock issued and outstanding and there were approximately 77 shareholders of record of our common stock on the records of our transfer agent. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 97.46 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 5000 or more.

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

Discontinued Operations

There are no discontinued operations to report for this period.

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

(26)

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

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011

Losses available for common shareholders	$(2,637,239)	$(714,706)

Other non-cash expenses	1,308	2,246
Stock issued for services	114,480	193,250

Losses available for common shareholder, as adjusted	$(2,521,451)	$(518,710)

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 compared to the Three and Six Months Ended June 30, 2011

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended June 30, 2012 declined due to the following conditions in the U.S. energy market;

According to the Energy Information Administration, the warm weather this winter has resulted in natural gas working inventories that continue to set new record seasonal highs. EIA’s average 2012 Henry Hub natural gas spot price forecast is $3.17 per million British thermal units (MMBtu), a decline of about $0.83 per MMBtu from the 2011 average spot price. EIA expects that Henry Hub spot prices will average $3.96 per MMBtu in 2013.

According to Bloomberg / Business week, “The price of natural gas is at a 10-year low after a surprising jump in supplies. But the government says natural gas inventories expanded more than expected following a recent production boom. Supplies are currently 59 percent above the five-year average, and they're expected to keep growing over the next few months.”

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three and six months ended June 30, 2012 were $8,620,964 and $21,628,124 respectively, as compared to $13,800,878 and $36,048,232 respectively for the same periods in 2011.

Our Cost of Sales for the three and six months ended June 30, 2012 were $8,603,129 and $21,593,068 respectively, as compared to $13,782,566 and $36,002,148 respectively, for the same periods in 2011. This has resulted in a gross profit margin for three and six months ended June 30, 2012 of $17,835 and $35,056, respectively, as compared to $18,312 and $46,084, respectively, for the same periods in 2011.

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

Additionally, in 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product at or slightly below our costs, which directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2012, which continued in the second quarter of 2012. This strategy was only a temporary measure, while we were building greater market share, last year.

We incurred losses of $1,982,609 for the three months ended June 30, 2012 and $137,672 for the same period in 2011. For the six months ended June 30, 2012 our losses were $2,637,239 and $714,706 for the same period on 2011. Our accumulated deficit since our inception through June 30, 2012 amounts to $21,527,610. We issued 11,900,000 of common shares for services for the three months ended June 30, 2012 and no common shares for services for the same period in 2011. For the six months period ended June 30, 2012 we issued 12,127,925 of common shares for services with an aggregate fair value of $135,459 that was included in the $1,982,609 in operating expenses for the six months ended June 30, 2012 and 4,500,000 of common shares for services with an aggregate fair value of $193,250 that was included in the $496,684 in operating expenses for the same period in 2011. Excluding the value of the common shares of $114,480 from the operating expenses of $1,014,604 would reduce the actual net operating expenses to $900,124 for the six months ended June 30, 2012*.

We also incurred interest expenses of $589,687 for the three months ended June 30, 2012. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $704,167, would correspondingly reduce our net loss of $1,982,609 to an adjusted net loss of $1,278,442 for the three month period ending June 30, 2012*. For the six months ended June 30, 201, we also incurred interest expenses of $867,244. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $114,480, would correspondingly reduce our net loss of $2,637,239 to an adjusted net loss of $1,655,515*.

Based on an adjusted net loss of $1,655,515, this loss equals only 7.67% of our total revenues of $21,593,068 for the six months period ending June 30, 2012.*

*This disclosure of information as presented is a non-GAAP accounting measure, and is not based on GAAP accounting principles or guidelines.

Note! Regarding Increase in Expenses and Losses. This increase in operating expenses and the resulting net loss was primarily due to increases in accrued interest, the current portion of long term debt and in embedded derivative liability costs as indicated below;

The Company issued convertible Notes, and determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, Derivatives and Hedging (Topic ASC 815). As a result, the fair value of the derivative financial instruments in the Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. Included in our Statements of Operations for the three and six months ended June 30, 2012 are $872,029 and $169,945 in non-cash charges (totaling $1,041,974) pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(27)

Operating Costs and Expenses.

Our Cost of Sales for the three months ended June 30, 2012 were $8,603,129 as compared to $13,782,566 for the same period in 2011, and for the six months ended June 30, 2012 were $21,593,068 as compared to $36,002,148 for the same period in 2011.  Our primary operation is the marketing of natural gas to our major customers nationwide. Our total operating expenses for the three months ended June 30, 2012 were $574,063, as compared to $159,596 for the same period in 2011 and for the six months ended June 30, 2012 were $1,014,604 as compared to $496,684 for the same period in 2011. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $2,281,045, or 26.34% to $8,657,693 for the period ending June 30, 2012, compared to $6,376,648 for the same period in 2011. A total of $2,000,000 was primarily from our investment in the Whitesburg Friday Branch Mine LLC acquisition, which was also offset from a reduction in the amount of our Accounts Receivables from the sales of natural gas due to the unseasonably warm winter on the east coast, a reduced demand in natural gas for heating, a decline in natural gas prices, and an increase in natural gas working inventories. Our Property and Equipment and long-term physical assets were also reduced by $126,678 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. See – Universal Bioenergy North America Inc., Discontinued Operations for more information. However, this reduction in our “total assets”, was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 29 electric utility customers through NDR Energy. Our revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability and future growth of are largely dependent on a number of factors including, the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($1,667,555) for the period ending June 30, 2012, as compared to a working capital deficit of ($534,142) for the period ending June 30, 2011. This increased our working capital deficit by $1,133,413 or by 67.97%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy Group’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending June 30, 2012 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the six months ended June 30, 2012 and 2011 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the six months ended June 30, 2012 was $(617,937) as compared to ($266,400) for the six months ended June 30, 2011. The decrease was primarily attributable to the accruing certain management salaries, issuing stock for professional services in lieu of cash payments and the reduction of Notes payable and interest with stock in lieu of cash payments.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 3, 2012 was $2,000,000 as compared to cash used in investing activities of $189,500 for the six months ended June 30, 2011.

Cash Flows from Financing Activities

Our cash provided by financing activities for the six months ended June 31, 2012 was $2,615,404 as compared to $466,524 for the six months ended June 30, 2011. The net cash provided by financing activities is primarily attributable to our Notes Payables.

Liabilities / Indebtedness

Current liabilities decreased to $7,159,403 for the six months ended June 30, 2012, compared to $6,320,403 for the same period in 2011. This 11.72% increase was primarily due to increases in accrued interest of $239,834, and $326,708 in current portion of long term debt and $510,728 in derivative liability cost, offset by a decrease of $325,158 in accounts payable. Our long term liabilities are $2,233,882 for the period ending June 30, 2012, compared to $317,862 for the period ending June 2011. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet and our acquiring interest in Whitesburg Friday Branch Mine.

(28)

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

List of Notes

On April 4, 2012 the Company entered into a seven (7) month convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

On May 4, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On May 21, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

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

(29)

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

As of June 30, 2012, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(30)

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

(31)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended June 30, 2012 except as follows;

On April 2, 2012, a $9,764 partial interest in an existing Note payable, dated December 31, 2010 for $163,694, was completely converted to common stock, and a total of 1,212,919 shares were issued for this conversion. This conversion of debt reduced the Company’s Notes Payables by $9,734.This is related to transaction on March 2, 2012 for $9,764.

On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. On May 1, 2012 the Company completed the final conversion of the Note, and a total of 13,316,897 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $89,000 and $7,100 accrued interest.

On May 22, 2012, the Company converted one of its Notes payable dated August 29, 2011, with an amount of $29,500 and issued 13,422,500 common shares for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. The conversion rate was reduced from $0.005 to $0.022 by resolution of Board of Directors to offset declines in the stock price. This conversion of debt reduced the Company’s Notes Payables by $29,500. The stock closing price was $0.0092 on the issue date.

On May 21, 2012, a Note dated October 25, 2011 for $96,400 was purchased from the original Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement and a modified Note in the amount of $102,988, (including $96,400 principal and $6,588 accrued interest) at 12% interest. On June 21, 2012 the Company completed a partial conversion of the Note, and a total of 19,275,111 common shares were issued. This leaves a remaining balance of $22,968.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $82,988.

On May 25, 2012 the Company completed the final conversion of one of its Notes payable dated October 31, 2011, with an amount of $68,000, and a total of 11,231,280 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $68,000 and $2,720 accrued interest.

On June 14, 2012, the Company issued 11,900,00 shares of common stock for services, to the Members and Employees of NDR Energy Group LLC, as a performance bonus for services, pursuant to the NDR Energy Group LLC, Member Interest Purchase Agreement, dated April 12, 2010. The stock closing price was $0.011 on the May 22, 2012, the grant date.

On June 28, 2012, the Company the final conversion of one of its Notes payable dated August 26, 2010, with an original Note amount of $36,919. The remaining $9,670 was converted and 4,835,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. The conversion rate was reduced from $0.005 to $0.002 by resolution of Board of Directors to offset declines in the stock price. This conversion of debt reduced the Company’s Notes Payables by $9,670. The stock closing price was $0.0083 on the issue date.

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

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2012.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form.

(32)

Item 6.  Exhibits

Exhibit No.	Exhibit

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

(33)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: August 20, 2012	By	/s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director

(34)