Form 10-Q/A
period 2012-06-30
Universal Bioenergy, Inc.
filed 2012-09-10
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

  Amendment No. 1

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

Exhibit 3.1 – Management Certification……………………………………………………... 58-61

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………. 62-63

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2011, as amended and filed April 19, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months periods ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. The Company issued two (2) shares of common stock for every ten (10) shares of common stock held by the shareholders of record.

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

On June 28, 2012, the Company completed the final conversion of one of its Notes payable dated August 26, 2010, with an original Note amount of $36,919. The remaining $9,670 was converted and 4,835,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. The conversion rate was reduced from $0.005 to $0.002 by resolution of Board of Directors to offset declines in the stock price. This conversion of debt reduced the Company’s Notes Payables by $9,670. The stock closing price was $0.0083 on the issue date.

Issuance of Preferred Shares

More detailed information about the issuance of preferred shares was discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. The information is fully discussed in Part II, Item 8. – Note 4 – Equity, “Preferred Stock”, pages 41 through 42. There have been no material changes from the information previously disclosed in that Form 10-K/A.

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

Included in our Statements of Operations for the three and six months ended June 30, 2012 are $872,029 and $169,945 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,500,000 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the six months ended June 30, 2012 and 2011 consist of the following:

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

During the six months ended June 30, 2012 and 2011, the valuation allowance increased by $1,140,000 and $307,000 , respectively.

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

Thermal/Steam coal is used as a primary source of energy for coal fired powered plant electric generation. The Whitesburg Mine operates, mines and markets thermal coal in Letcher County in eastern Kentucky for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and does not include any underground mining. Whitesburg’s management has represented that it owns the leases for the coal mineral rights, has the requisite mining permits from the State of Kentucky. Whitesburg Friday Branch Mine started full mining production in March 2012 and currently has coal on the ground ready to be delivered to its customers.

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

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, and disclosure requirements under the Dodd-Frank Wall Street Reform and the Jobs Act of 2012 ), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

(17)

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group under the trading symbol “UBRG”. Our Company was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, we changed our name from Palomine Mining Inc., to Universal Bioenergy Inc. to better reflect our new business plan and strategic direction.

Our primary business focus is the production, marketing and sales of natural gas, propane, coal, oil and alternative energy. Through our subsidiary, NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group, we have contracts signed with 29 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

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

Recent Developments and Significant Accomplishments

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky Limited Liability Company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, our Company will acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

Steam plant electrical power production is highly dependent on thermal coal. Thermal coal is used as a primary source of energy for coal fired steam powered generators in electric utility plants. The Whitesburg mining operations are the surface and high wall mining type, and does not include any underground mining. Whitesburg already owns the leases for the coal mineral rights and has the required mining permits from the State of Kentucky. Since NDR Energy Group already sells natural gas to our electric utility customers to generate electricity, we believe thermal coal would give us another energy related product to sell to our current and expanding customer base to increase our revenues. The Exchange Agreement also includes provisions for us to develop the oil and natural gas potential on the mine property if these resources are discovered. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the chemical, polymer and other industries. Additionally, we believe an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas). According to Whitesburg Friday Branch Mine LLC, the mine is projected to produce over $264 million in revenues from the sale of coal in the next 5 years. No assurances can be provided that such revenues will transpire.

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

Universal Bioenergy Starts Coal Sales from Whitesburg Friday Branch Coal Mine

On June 15, 2012, the Company announced we had begun selling commercial coal from the Whitesburg Friday Branch Mine in Whitesburg, Kentucky and is expected to begin generating cash flow. Although no assurances can be provided, our management, forecasts the sales of coal should generate an estimated average of $52.80 million in revenues and an estimated $5 million to $8 million in earnings annually. The Whitesburg Mine opened for full operations in March 2012, and began to stockpile inventories of coal. The mine is now in full operations six days per week for the mining of coal. The coal is being processed and blended from different qualities to obtain the maximum price for the coal.

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

NDR Energy Group Launches New Refined Energy Products Division

On June 19, 2012 the Company announced NDR Energy Group, established a new division to market and distribute refined petroleum based energy products to generate greater revenues and higher profit margins for the Company. The new division will market and distribute refined petroleum based energy products including industrial fuels, diesel fuels, kerosene, jet fuel aviation fuels, Jet A and Jet A-1, motor oils and other lubricants. NDR Energy Group will be contracting directly with manufacturers and producers of the energy products to market through its distribution channels. The products will be sold in bulk to its existing customer base, and its expanding customer base which will include federal and state agencies, U.S. military, cities, municipalities and large commercial and industrial companies. Refined oil energy products typically have relatively high profit margins, and we believe should generate additional streams of revenues and profits for the Company.

NDR Energy Group Signs Contract with Space City Energy Marketing LLC

On June 22, 2012, the Company announced that NDR Energy Group, signed a contract in a joint venture with Houston based Space City Energy Marketing LLC. Space City Energy Marketing will market and distribute NDR Energy Group’s expanding energy products line, including natural gas, propane and refined petroleum products through Space City’s distribution channels. Space City Energy will market and distribute the energy products to its existing customer relationships in the energy industry, and provide NDR Energy with the management of natural gas and power transactions for its gas storage program. Space City Energy has represented that the executives at Space City Energy have over 40 years of combined experience in natural gas storage, gas procurement, storage exchange transactions, power purchasing, daily balancing, nominations, scheduling and other aspects of energy asset management. We believe that the joint venture will create a strong symbiotic relationship for NDR Energy and Space City Energy, and a establish a solid platform to expand horizontally, and rapidly market their energy products throughout the U.S.

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

Market Expansion

Management believes that there are currently there are 3240 utilities in the United States. Through NDR Energy Group, we have firm contracts signed with 30 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities, and other customers including, Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, more customers for our gas supply division, thereby further increasing our revenues and profits. No assurances can be provided that such plans will come to fruition or be profitable.

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

(24)

New Profit Centers

We also plan to increase our revenues and profits by engaging in some are all of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. We believe, implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf, of natural gas that we sell to our customers. These services include;

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

Management believes, but cannot guarantee each of our customer contracts would have a potential to generate an estimated $12+ million annually in natural gas sales. We believe, the retail value of each of these contracts could very significant, if someone were to purchase one or more these contracts based on their potential sales value over a period of 5 to 10 years or more.

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

Management Incentive Programs

We have an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the added “economic value” that they bring to our company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share, market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to our Company. Since management has deferred most or all of their compensation, provisions have been made to issue them long-term Promissory Notes for their salary, with the option to convert the Notes into to common stock of our company.

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

The Company issued convertible Promissory Notes, and determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, Derivatives and Hedging (Topic ASC 815). As a result, the fair value of the derivative financial instruments in the Promissory Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Promissory Notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three and six months ended June 30, 2012 are $872,029 and $169,945 in non-cash charges (totaling $1,041,974) pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

Based on business our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will reduce our net losses down to zero, and then move our company toward solid profitability.

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

List of Promissory Notes

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

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K/A and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following previously disclosed risk factors in addition to the risk factors previously provided:

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

(31)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended June 30, 2012 except as follows for certain Promissory Notes (“Note”) and issuances of equity:

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