Form 10-Q
period 2012-09-30
Universal Bioenergy, Inc.
filed 2012-11-20
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2012
Common stock, $0.001 par value	606,315,287

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

CERTIFICATIONS

Exhibit 3.1 – Management Certification…………………………………………………..….... 36

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………...36

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2011, as amended and filed April 19, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months periods ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

(3)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$6,158	$3,706
Accounts receivable	4,202,659	10,004,123
Other loans	600	—
Total current assets	4,209,417	10,007,829

PROPERTY AND EQUIPMENT - net	6,989	8,951

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	2,889,500	889,500
Intangible assets	250,000	250,000
Deposit	8,653	46,516
Total other assets	3,158,203	1,196,066

TOTAL ASSETS	$7,374,608	$11,212,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$4,318,416	$10,099,502
Other accounts payable and accrued expenses	546,822	208,848
Accrued interest payable	338,062	101,860
Line of credit	11,913	7,850
Current portion of long term debt	246,780	—
Derivative liability	2,902,783	—
Advances from affiliates	4,250	4,250
Total current liabilities	8,369,026	10,422,310

Long-term Debt
Notes payable	257,911
Notes payable - related parties	495,889
Total Long-term Debt	753,799	494,646

TOTAL LIABILITIES	9,122,826	10,916,956

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
September 30, 2012 and December 31, 2011, respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
September 30, 2012 and December 31, 2011, respectively	232	232
Common stock, $.001 par value, 1,000,000,000 shares authorized;
568,569,160 and 199,969,927 issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	568,569	199,970
Additional paid-in capital	21,131,429	19,111,601
Noncontrolling interest	(227,763)	(125,543)
Accumulated deficit	(23,220,685)	(18,890,370)
Total stockholders' deficit	(1,748,217)	295,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,374,608	$11,212,846

The accompanying notes are an integral part of these consolidated financial statements.

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three Months Ending		For Nine Months Ending
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$15,562,860	$13,855,882	$37,190,984	$49,904,114

COST OF SALES	15,538,855	13,836,654	37,131,923	49,838,802

GROSS PROFIT	24,005	19,228	59,061	65,312

OPERATING EXPENSES:
General and administrative	345,457	418,552	1,340,104	849,998
Sales and marketing	15,447	4,495	34,096	16,655
Depreciation and amortization expense	654	153,707	1,962	206,785
Total operating expenses	361,559	576,754	1,376,163	1,073,438

LOSS FROM OPERATIONS	(337,554)	(557,526)	(1,317,102)	(1,008,126)

OTHER INCOME (EXPENSE):
Other income	5,963	—	15,417	(1,219)
Initial (loss) on embedded derivatives issued	(27,589)	—	(675,465)	—
Change in fair value of derivative liabilities	(430,658)	—	(654,811)	—
Interest (expense), including amortization of beneficial conversion feature	(933,330)	435	(1,800,574)	(366,036)
Total other expense	(1,385,614)	435	(3,115,433)	(367,255)

Net (Loss)	(1,723,168)	(557,091)	(4,432,535)	(1,375,381)

Net (loss) attributable to noncontrolling interest	(30,092)	(27,506)	(102,220)	(131,090)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(1,693,076)	$(529,585)	$(4,330,315)	$(1,244,291)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	$(0.00)	*	$(0.01)	$(0.01)

Weighted average of shares outstanding	461,033,064	169,289,325	461,033,064	169,289,325

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(4,432,535)	$(1,375,381)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	1,962	2,246
Common stock issued for services	118,280	193,250
Amortization of Beneficial conversion features	973,879	50,832
Loss on embedded derivatives	1,330,276	—
Changes in assets and liabilities:
Accounts recievable	5,801,464	7,081,857
Prepaid expenses and other assets	37,263	104
Accrued expenses and other liabilities	574,176	159,071
Accounts payable	(5,781,086)	(6,935,470)
Net cash used in operating activities	(1,376,320)	(823,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(2,000,000)	(189,500)
Net cash provided by (used in) investing activities	(2,000,000)	(189,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and line of credit	(318,948)	—
Proceeds from notes payable issued and line of credit	3,697,721	466,524
Net cash provided by financing activities	3,378,773	466,524

INCREASE (DECREASE) IN CASH	2,453	(546,467)

CASH, BEGINNING OF YEAR	3,706	—

CASH, END OF YEAR	$6,159	$(546,467)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Invetment in membership acquistion by issuing notes payable	$2,000,000	$—
Issuance of common stock for the conversion of debt	$1,296,268	$157,568
Common stock issued for intangible assets in acquisition	$—	$250,000
Convertible notes issued for accrued liabilities	$36,090	$—
Beneficial conversion feature of convertible notes payable	$1,872,440	$—

The accompanying notes are an integral part of these consolidated financial statements.

(6)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company’s primary business focus is the production, marketing and sales of natural gas, petroleum, coal, propane and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 30 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

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

Universal Bioenergy North America, Inc. (“UBNA”), our wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007. This corporation has been inactive since January 2009.

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

(7)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

On April 12, 2010, the Company acquired a direct 49% financial interest in NDR Energy Group LLC (“NDR”). Additionally, through Varlos Energy Holdings LLC, an entity owned by officers of the Company, it acquired an additional control of 2% financial interest in NDR for a total direct and indirect financial interest and control of 51% of NDR. The operating agreement of NDR, provides for voting in proportion to ownership. The Company directly has 51% voting control of NDR through its 49% member interest, and through a Voting Trust which the Company has the 2% voting interest of Varlos Energy Holdings LLC, and has accordingly consolidated its financial position, results of operations, and cash flows into these financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011 the Company had no cash equivalents.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/Amortization Period

Building	40 Years
Plant Equipment	15 Years
Furniture and Fixtures	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

(8)

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

(9)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Net Loss available for common shareholders	$(4,330,315)	$(1,244,291)

Weighted average common shares outstanding	276,733,448	54,917,647
Basic and fully diluted net loss per share	$(.01)	$(.03)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On May 9, 2011, the Company amended its Articles of Incorporation and increased the authorized shares of common stock to 1,000,000,000 shares at $.001 par value. There are 568,819,160 shares of common stock issued and outstanding as of September 30, 2012.

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. The Company issued two (2) shares of common stock for every ten (10) shares of common stock held by the shareholders of record.

The Company has authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. As of September 30, 2012, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

(10)

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

For Third Quarter Period Ending September 30, 2012

At September 30, 2012, there were no outstanding stock options or warrants.

On July 5, 2012, the final conversion of this note was completed. Previously on May 21, 2012, a Note dated October 25, 2011 for $96,400 was purchased from the original Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement and a modified Note in the amount of $102,988, (including $96,400 principal and $6,588 accrued interest) at 12% interest. On June 26, 2012 the Company completed a partial conversion of $82,988 worth of the Note, and a total of 19,275,111 common shares were issued. On July 5, 2012 the Company completed the final conversion of $20,000 worth of the Note, and a total of 4,835368 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $96,400.

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

On July 12, 2012, the Company issued 1,000,000 shares of common stock to Richard D. Craven. On June 22, 2012 the company awarded its Officers, Vince M. Guest and Solomon Ali a special bonus, in accordance with the terms and conditions of their Employment Agreements, of 1,000,000 shares of common stock to be divided equally between them, or 500,000 shares each. The Officers directed the Company to pay and distribute all of their respective shares of 500,000 each, for a total of 1,000,000 shares to Richard D. Craven. The Officers elected to use their 1,000,000 shares to purchase all of Richard D. Craven’s Member Interests in Varlos Energy Holdings LLC. The Officers each previously owned a respective 33% of the Member Interests of Varlos Energy Holdings LLC. After the purchase of Richard D. Craven’s Member Interests, the Officers shall each own a respective 50% of the Member Interests of Varlos Energy Holdings LLC. The stock closing price was $0.0076 on June 22, 2012, the grant date.

On July 12, 2012, the Company completed a partial conversion of one of its Notes Payables dated December 31, 2010, with a Note amount of $165,000. A total of $100,000 worth of the Note was converted by non-affliliate assignees and 20,000,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $65,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by $100,000. The conversion rate was reduced from $0.015 to $0.005 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0097 on the issue date.

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

On July 20, 2012, the Company issued 78,161,209 shares of common stock, as a stock dividend to all registered shareholders of record in accordance with the Company’s Resolution and declaration. Previously, on June 6, 2012, the Company’s Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on the basis of two (2) shares of stock issued for every ten (10) of shares of common stock owned by the shareholders. The stock closing price was $0.0190 on the record date.

On August 8, 2012, a Note dated January 30, 2012 for $43,700 was purchased from the original Note Holder by another non-related creditor. The Note was amended and modified to reflect an interest rate of 10%, and a new amount of $46,322, (which includes $43,700 in principle and $2,622 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion. On September 7, 2012, the Company completed the final and full conversion of the Note, and a total of 11,584,866 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $43,700.

On August 9, 2012, a Note dated October 31, 2011 for $74,760 was purchased from the original Note Holder by another non-related creditor. The Note was amended modified to reflect an interest rate of 12%, and a new amount of $80,336, (which includes $74,760 in principle and $5,606 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion. On September 7, 2012 the Company completed the final and full conversion of the Note, and a total of 20,673,849 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $74,760.

On August 31, 2012, a Note dated October 25, 2011 for $103,600 was purchased by another non-related creditor. On September 4, 2012, this Note was converted to common stock, and 27,000,000 common shares were for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $103,600.

On September 7, 2012, the Company converted one of its Notes payable dated February 1, 2012, with an amount of $53,000 and issued 12,843,216 common shares for that conversion. The final conversion of the Note included $53,000 in principal and $2,120 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $53,000 and $2,120 in accrued interest.

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

(11)

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012	December 31, 2011
Equipment	$13,094	$13,094
Land	-	-
Building	-	-
Accumulated depreciation	(6,105)	(4,143)
Total	$6,989	$8,951

There was $654 and $654 depreciation expense for the three months ended September 30, 2012 and 2011 respectively.

NOTE 7 – NOTES PAYABLE

		September 30 2012	December 31, 2011

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. On April 2, 2012 the balance of this Note was converted to stock.		-	9,670

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.		25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05. *See note below.		25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.		4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. On February 15, 2012, a $89,000 partial interest in this Note ($80,000 principal and $9,000 accrued interest) was purchased by non-related creditor. On March 1, 2012, the balance of $83,694 in principal in this Note was purchased by non-related creditor. On March 2, 2012 $9,764 in accured interest was in the Note was purchased by a non-related creditor. On March 2, 2012, $80,000 principal, and $9,000 in interest of the Note was converted to stock. On March 20, 2012 $83,694 of the Note was converted to stock. See Note 5 Equity, Common Stock issued.		-	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. *See note below.		136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Conversion price was changed to $0.005 by Board Resolution. *See note below.		65,000	165,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.		10,000	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.		10,000	10,000

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. On February 9, 2012, $42,400 worth of the Note was converted. On February 10, 2012 the remaining $3,300 of this Note was converted. See Note 5, Equity, Common Stock issued.		-	45,400

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.		25,000	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *See note below.		25,000	25,000

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On February 13, 2012, a $49,500 partial interest in this Note was purchased by non-related creditor. On March 5, 2012, the balance of $39,500 in principal purchased by non-related creditor. On February 15, 2012, $49,500 of the Note was converted to stock. On March 7, 2012 $39,500 of the Note was converted to stock. See Note 5 Equity, common Stock issued.		-	89,000

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below. On February 13, 2012, a $55,000 partial interest in this Note was purchased by non-related creditor. On February 27, 2012, the balance of $62,520 of the Note was purchased by non-related creditor. On February 29, 2012, $55,000 of the Note was converted to stock. On March 8, 2012 $62,520 of the Note was converted to stock. See Note 5 Equity, common Stock issued.		-	110,424

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.		-	49,200

On July 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.		-	40,000

On August 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price was changed to $0.0022 by Board Resolution. On May 22, 2012, this Note was converted to stock. See Note 5, Equity.		-	29,500

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005. *See note below.		202,200	202,200

On October 20, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. The $116,000 balance on the Note was paid on February 24, 2012, leaving a $0.00 balance.		-	200,000

On October 22, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price. *See note below. This Note was paid in full on March 16, 2012.		-	125,000

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on May 11, 2012 to another creditor. *See note below.		125,000	125,000

On October 25, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on June 22, 2012 to another creditor. On August 31, 2012, was sold to another non-related creditor. On September 4, 2012, this Note was converted to common stock. *See note below.		-	103,600

On October 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On May 22, 2012, this Note was sold to another creditor, and modified to $102,988, to include $6,588 in accrued interest. The conversion price was changed to a variable price by Board resolution. On June 21, 2012 this Note was partially converted to stock. On July 5, 2012, the final $20,000 of this Note was converted to common stock. *See Note 5, Equity.		-	96,400

On October 31, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock at $0.005. On August 9, 2012, this Note was purchased by a non-elated creditor, and modified to an interest rate of 12%, and a new amount of $80,336, (including $74,760 in principle and $5,606 in interest), and a variable conversion price at 50% discount to the market price by Board Resolution. On September 7, 2012 this note was converted to common stock. *See note below.		-	74,760

On October 31, 2011 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the Note to common stock at a variable conversion price, at a 50% discount to the market price. This Note was completely converted to stock on May 25, 2012. *See Note 5, Equity.		-	68,000

On December 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On July 10, 2012 this note was converted to common stock. *See note below.		-	50,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01.*See note below.		151,400	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02.. *See note below.		40,500	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. *See note below.		162,175	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01. *See note below.		14,407	14,407

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On February 9, 2012, this note was fully converted leaving a $0.00 balance.		-	69,134

On January 4, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On July 18, 2012 this note was converted to common stock.		-	-

On January 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On August 8, 2012, this Note was purchased by a non-elated creditor, and modified to an interest rate of 10%, and a new amount of $46,322 (including $43,700 in principle and $3,622 in interest), and a variable conversion price at 50% discount to the market price by Board Resolution. On September 7, 2012 this note was converted to common stock.		-	-

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On September 7, 2012 this Note ($53,000 principal and $2,120 interest) was converted to common stock.		-	-

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.		30,000	-

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion.		2,000,000	-

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.		80,000	-

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005.		122,800	-

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.		30,000	-

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.		70,000	-

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005.		123,600	-

April 4, 2012 - Mondified Note Transaction. On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. On May 1, 2012 the Company completed the final conversion of the Note, and a total of 13,316,897 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $89,000 and $7,100 accrued interest.		-	-

On April 4, 2012 the Company entered into a seven (7) month convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.		50,000	-

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.		75,000	-

On May 4, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.		42,500	-

On May 21, 2012 the Company entered into a eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.		45,000	-

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.		31,100	-

On June 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $50,200 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share.		50,200	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005.		174,000	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005.		174,000	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005.		35,250	-

On July 9, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.		42,500	-

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.		36,000	-

On July 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $52,600 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.		52,600	-

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.		38,000	-

On August 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $21,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.		21,000	-

On September 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $57,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.		57,500	-

Total note payable		4,403,032	2,445,764
Less current portion		$(246,780)	$(172,560)
Less Debt discount		(1,530,013)	0
Plus Derivative liability		2,902,783	0
Less Beneficial Conversion Feature		(1,872,440)	(1,951,119)

Long-term portion of note payable	$,	753,799	322,086

Principal maturities of notes payable as of September 30, 2012 for the next five years and thereafter is as follows:

2012	$431,300
2013	$666,482
2014	$2,735,450
2015	$569,800
2016	$-0-
Total	$4,403,032

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.16% to 0.33%, grant dates of Notes, the term of the Notes, conversion prices ranging from 30% to 50% of current stock prices on the measurement date ranging from $0.00305 to $0.0081, and the computed measure of the Company’s stock volatility, ranging from 192.08% to 269.47%.

Included in the September 30, 2012, is a derivative liability in the amount of 2,902,783 to account for this transaction. This liability arose in the second quarter of 2012 and the balance was $0 as of December 31, 2011. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three and nine months ended September 30, 2012 are $458,247 and $ 1,330,276 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

The provision (benefit) for income taxes from continued operations for the six months ended September 30, 2012 and 2011 consist of the following:

		September 30, 2012		September 30, 2011

Current:
Federal		$-		$-
State		-		-

Deferred:
Federal		$2,822,000		$1,033,600
State		747,000		273,600
		3,569,00		1,307,200
Valuation allowance		(3,569,000)		(1,307,200)

(Benefit) provision for income taxes, net	$		$

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2012	September 30, 2011

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2012		September 30, 2011

Total deferred tax asset	$3,569,000		$1,307,200
Valuation allowance	(3,569,000)		(1,307,200)

Net deferred tax asset	$-	$

The Company has a net operating loss carry forward of approximately $16,600,000 however in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore this loss of approximately $8,300,000 is available to offset future taxable income through 2028.

During the nine months ended September 30, 2012 and 2011, the valuation allowance increased by $1,906,000 and $591,000, respectively.

(13)

NOTE 9 – RELATED PARTY TRANSACTION

Related party transactions reported for this period are as follows:

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Corporation, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Company, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald Deluna for $35,250 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Company, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers or compensation arrangements for our Officers during for the period ending September 30, 2012. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K/A for the period ended December 31, 2011.

(14)

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

(15)

NOTE 11 - CONTINGENCIES

There are no contingencies to report at this time.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended September 30, 2012.

NDR Energy Group Secures Gas Supplier Contract with Direct Energy

October 9, 2012, NDR Energy Group entered into an agreement to obtain natural gas supplies for its customers, with Direct Energy, which according to KEMA is the largest competitive retailer of energy in North America. Direct Energy achieved revenues of $9.7 billion in 2011, and operates in 10 Canadian provinces, 46 U.S. states, and provides electricity, natural gas and other energy services to more than 13 million residential homes and businesses across North America. Direct Energy’s parent company Centric plc, generated revenues of $36.65 billion in 2011, trades on the London Stock Exchange, and is one of the world’s leading energy companies, operating in seven countries with 34,000 employees. This new supply relationship provides NDR Energy more leverage with respect to both delivery and pricing matters. Additionally, NDR Energy will now field a very strong list of natural gas suppliers that provides it with a comprehensive network of delivery capabilities and options throughout the country.

On October 10, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

NDR Energy Group Signs Agreement with Texican

October 17, 2012, NDR Energy Group, entered into an agreement with Texican Natural Gas Company LLC. According to Texican, it is the number one independent natural gas marketer in the US. Texican reported sales over $1 billion annually. Texican services over 400 industrial and commercial customers, and maintains over 6 BCF of gas storage., and has a stellar reputation related to delivery and service issues. Texican markets natural gas products and services to industrial customers, large commercial customers, and independent municipalities in North and South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee, Kentucky and Ohio. Texican manages pipeline capacity and storage assets to maximize value for the municipalities. The initiation of this strategic partnership is one of the most significant events in NDR history. We continue to experience very substantial growth concerning our sale of natural gas for residential use and electricity generation. This will allow NDR Energy the ability to expand it sales of natural gas to the industrial, commercial and municipal sectors. We accelerated our entree into that segment of the market by forming an alliance with one of the strongest independent companies in the country concerning this issue.

NDR Energy Group Signs Memorandum of Understanding with All Nations Bakken Reserve

On October 18, 2012, NDR Energy Group (NDR) signed a Memorandum of Understanding (MOU), with All Nations Bakken Reserve LLC, (ANBR) in a joint venture to collaborate on developing an oil and gas play in the Bakken oil and gas field located in North Dakota and Montana. The joint venture will pursue the development of four distinct businesses that will include,

  Land Acquisition – optimizing land identification, structure and pricing
  Financing – obtaining the required financing and optimizing debt and equity capital structures
  Drilling and Capture – exploration, extraction and maintenance operations
  Distribution – marketing, sales and distribution of the oil and gas products for maximum profit

The intended time frame for the joint venture is for a period not to exceed five years. More specific terms and conditions , and detailed scope of activities regarding this transaction may be incorporated in a more formal definitive agreement, pursuant to the MOU. No assurances can be provided that a definitive agreement will be reached.

The Bakken oil and gas Shale formation occupies about 200,000 square miles (520,000 km2) of the subsurface of the Williston Basin, underlying parts of Montana and North Dakota in the U.S., and Saskatchewan and Manitoba in Canada. An April 2008 United States Geological Survey (USGS) report estimated the amount of technically recoverable oil using technology readily available at the end of 2007 within the Bakken Formation at 3.0 to 4.3 billion barrels (680,000,000 m3), with a mean of 3.65 billion. The state of North Dakota also released a report that month which estimated that there are 2.1 billion barrels of technically recoverable oil in the Bakken. Various other estimates place the total reserves, recoverable and non-recoverable with today's technology, at up to 24 billion barrels. The most recent estimate places the figure at 18 billion barrels.

The Depository Trust Company (DTC) Lifts the Chill on Universal Bioenergy’s Stock

On October 23, 2012, the Company, announced that the Depository Trust Company (DTC), lifted the “Deposit Chill” on the Company’s stock, and it has resumed accepting deposits of the stock for book entry transfer services. This was a great accomplishment by our management, who has been persistent in working with the DTC, and its special legal counsel to lift the Chill since it was imposed on July 22, 2011. All deposit restrictions have been removed, and the Company is now once again fully “DTC Eligible”, and has resumed full electronic trading of the Company’s common stock. The DTC requested that Universal demonstrate that the sale and transfer of certain shares of its common stock, were made pursuant to an effective registration statement under the Securities Act, or the shares did not require registration thereunder. Universal’s independent legal counsel provided full documentation to the DTC, to the effect that the shares were freely tradable without restriction under the securities laws. The DTC's removal of the Chill, now allows all shareholders with online brokerage accounts with firms such as Scottrade, ETRADE, TD Ameritrade, and all other full service brokerage firms to purchase, sell and execute their trades in Universal’s stock in the standard electronic trading process.

On November 16, 2012 the Company completed the final and full conversion of one of its Notes payable dated February 12, 2012, for a Note with a principle amount of $30,000, and a total of 16,590,204 common shares were issued. The final conversion of the Note included $30,000 in principal and $4,200 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $30,000.

On November 7, 2012, the Company converted one of its Notes payable dated April 4, 2012, with a principle amount of $50,000 and issued 20,905,923 common shares for that conversion. The final conversion of the Note included $50,000 in principal and $4,000 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $50,000.

(16)

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $23,220,685 from its inception to September 30, 2012. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at September 30, 2012 is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead and from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities should enable us to greatly improve our cash flow and increase our working capital.

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

The Company in association with its investors and creditors was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending September 30, 2012. We were also able to proceed with the acquisition of the ownership interest in a coal mining company which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2012 and beyond.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 15 - CONCENTRATIONS

At September 30, 2012, 85% of the Company's accounts receivable was due from a single customer, during the three months ended September 30, 2012, and 94% of total revenue was generated from a single customer, for the three months ended September 30, 2011.

NOTE 16 - INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC

In 2011, the Company acquired a 7.5 percent interest in Progas Energ Services. The fair market value of which has not been established. Also, in 2011, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established.

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

(17)

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

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, and disclosure requirements under the Dodd-Frank Wall Street Reform and the Jobs Act of 2012 ), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

A.	Fluctuations in crude oil, natual gas liquids prices, refinning and marking margins
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

(18)

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

Our primary business focus is the production, marketing and sales of natural gas, propane, coal, oil and alternative energy. Through our subsidiary, NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group, we have contracts signed with 30 major utility companies in the United States, with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

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

Recent Developments and Significant Accomplishments

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On February 20, 2012 the Company completed the closing of the Whitesburg Friday Branch Mine transaction. Previously on October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, our Company will acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine, operates, mines and produces thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

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

This acquisition closed on February 20, 2012, and was reported on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

The Whitesburg Friday Branch Mine (“WFBM”) began full production and coal mining operations in March 2102. Whitesburg has a full assortment of heavy coal mining equipment operating on the site including Caterpillar Bulldozer’s with Single Shank Rippers and SU-Blade and Rippers, Hydraulic Excavators, Loaders, Trucks and other equipment. Whitesburg has begun to drill and blast two areas of the mine, and to remove the overburden of soil and rock from the coal by means of explosives, which is then removed by heavy power loaders and trucks. The overburden of rock and soil has been removed to expose the coal seam to make the coal accessible, which is drilled, fractured and systematically mined in strips. Coal is expected to be on the ground this week. The coal will then be loaded on to large trucks for transport to the customers.

WFBM has opened up the left side of increment No. 1 to begin the augering process, as well as opening increment No. 6. State Inspectors have required that WFBM add a pond on increment No. 6, prior to any additional mining on that increment. WFBM management is working to have the pond finished as quickly as possible and certified by its engineers. Once the pond is complete WFBM will be able to rotate the present auger equipment between the left side and increment No. 6.

In addition, WFBM bonded increment No. 4, and should have that section opened for the second auger unit. The mining plans include building the bench up 10 feet, which will allow getting the auger unit in place. Once that is complete, this will allow WFBM to get a total of 2 auger units working and achieve the tonnage quantities per the mining production forecasts. WFBM management is carefully tracking the supply, demand and prices of coal which directly impacts the production rate of the mining operations. WFBM is in negotiations with other land owners for the property adjacent to our mine, to obtain coal mineral leases surrounding the property, in an effort to add to the revised high wall mining Permit, which we believe, but cannot guarantee, will be in the first quarter of 2013. WFBM management is working toward a target date for completion of the high wall revision to the Permit. Engaging the services of a high wall mining contractor could significantly increase the operations, production and the revenues from the sales of coal.

On October 1, 2012, the Company announced it was in negotiations with several commodities traders and brokers sell them thermal steam coal, in a transaction valued at an estimated $64.8 million over the next 18 months, although no assurances can be provided as to timing and profitability. We believe that the commodities traders and brokers are seeking to purchase an estimated 60,000 tons of high grade thermal steam coal for foreign export. One trader is seeking to buy an estimated 50,000 tons per month to export to China. A second buyer is seeking an estimated 10,000 per month to export to a country in West Africa.

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

(19)

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

(20)

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

NDR Energy Group Establishes New Electric Power Division

On July 2, 2012, the Company announced NDR Energy Group established a new division to market and distribute wholesale electric power throughout the U.S. The new division will market and distribute bulk wholesale electric power to NDR’s current electric utility customers, and its expanding customer base which will include federal and state agencies, U.S. military, cities, municipalities and large commercial and industrial companies. NDR Energy Group will be able to offer integrated energy solutions that will assist its growing customer base to buy, manage and use electricity and natural gas. Although no assurances can be provided, our management, forecasts the sales of wholesale electric power should generate an estimated $96 million to $384 million in revenues annually.

NDR Energy Awarded Gas Supply Contract with Pacific Gas & Electric

On July 3, 2012, the Company announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric. Under the terms of the contract, NDR Energy Group is to deliver an estimated 35,000 mcf per day, or 1.085 billion cubic feet of natural gas to PG&E for the month of July 2012.

NDR Energy Group Plans to Register on Federal Interstate Pipelines

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

NDR Energy Group Sets New Natural Gas Sales Record for July

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

NDR Energy Group Awarded Contract with Washington Gas Light Company

On July 10, 2012, NDR Energy was awarded a contract to supply propane gas to Washington Gas Light Company. Headquartered in Washington, DC, according to Washington Gas Light Company (Washington Gas Company) delivers natural gas to more than one million residential, commercial and industrial customers throughout Washington, DC, and the surrounding region. Washington Gas is a regulated subsidiary of WGL Holdings, Inc., a public utility holding company. As part of our new business model, we are positioning the Company to be a huge player in the propane gas market. We believe this will be another major profit center for the Company.

Universal Completes Live Shareholder Conference Call

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

NDR Energy Group Submits Application for FERC License

On July 17, 2012, the company announced NDR Energy Group, submitted its application for approval to the Federal Energy Regulatory Commission, (FERC), to become an electricity “Power Marketer”, and to be granted a “power marketers license” to engage in the interstate trade, buying and selling of electric power.

Approval and Issuance of Stock Dividend

On July 20, 2012, the Company issued 78,161,209 shares of common stock, as a stock dividend to all registered shareholders of record in accordance with the Company’s Resolution and declaration. Two (2) shares of stock were issued for every ten (10) of common stock owned by the shareholders. The stock closing price was $0.0190 on the record date.

Previously, on June 6, 2012, the Company passed a Resolution to distribute a common stock dividend to all shareholders of record on or before July 13, 2012, on a 10 for 2 basis. The Company received the final notification and confirmation from FINRA on June 29, 2012 announcing the final approval to distribute the common stock dividend to our shareholders. The final notification was posted on FINRA’s, OTC Bulletin Board website at www.otcbb.com, under the tab “Daily List”, and the “Headlines By Date”, 2012 Daily List Index for dividends for June 29, 2012.

The payment of a dividend in stock instead of cash helps the Company to maintain its cash and still reward our shareholders with a dividend. Some shareholders may view this action as a potential for dilution and a devaluation of their shares, however we believe there are many valuable benefits to our shareholders. Our shareholders will receive an immediate 20% increase in the quantity of the shares they own and a 20% return on their investment. We feel this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our Company.

(21)

NDR Energy Awarded Gas Supply Contract with Xcel Energy

On August 13, 2012 the company announced that NDR Energy Group, was awarded a contract to supply natural gas to Xcel Energy, a major U.S. electric and natural gas company with annual revenues of $10.3 billion, that operates in eight states Xcel provides a comprehensive portfolio of energy-related products and services to 3.4 million electricity customers and 1.9 million natural gas customers. They also operate major generating facilities that use a variety of fuel sources including coal, natural gas, nuclear fuel, water (hydro), oil, and refuse; and also have facilities that generate electricity from the wind and sun. In total, their plants are capable of producing more than 17,000 megawatts (MW) of electricity.

NDR Energy Group Sales Volume of Natural Gas up 46.67% for August

On August 24, 2012, the Company announced that NDR Energy Group, sold over 1.70 billion cubic feet (Bcf) of natural gas for the month of August. The volume of natural gas sold by NDR Energy, was exceptional given the soft market conditions in the industry for the first half of 2012. The 1.70 billion cubic feet of natural gas sold in August, is a 46.67% increase over the 1.16 billion cubic feet of natural gas sold for the month of August 2011.

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

(7) Should the investors decide to convert their respective Notes into common stock, then the corresponding debt represented by that Note, would be eliminated from the Company’s balance sheet. The respective investors typically will convert the principal balance on their Notes in 25% to 33% portions, and usually will not convert their Notes into more than 4.99% of the Company’s outstanding shares of stock at any time.

(8) The tax benefits of debt financing is that it’s less expensive, while the Company is taxed on earnings, it is not generally taxed on borrowed money and the interest on the Notes is tax deductible.

(9) Since the investors do not have any equity interests in the Company, they also have no voting rights or other control over the management of the Company, its operations, and no claim to its future earnings.

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

(23)

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

A.	A special dividend in the form of common stock
B.	Regular dividends issued in stock or cash (subject to the Company’s future earnings and availability of funds)
C.	A dividend in the form of Preferred stock, or Preferred stock with the option to convert them to common stock. The issuance of any options or its exercise at a cost would be subject to SEC guidelines and a possible registration of an offering.
D.	The issuance of warrants or options to buy additional shares from the Company, (subject to SEC guidelines)

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

(24)

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

(25)

Interest from Companies Wanting to Acquire Universal Bioenergy or its Assets

Management has on occasion received unsolicited letters of interest from several companies over the past few months, that have expressed an interest in acquiring the Company, acquiring a large equity stake in the Company, or in purchasing some of its assets, such as our outstanding corporate debt, or electric utility customer contracts. These have come from companies that include but are not limited to; our creditors, our investors and other parties. The offers have been made either directly from those companies, or through their representatives, in which case some of the companies have desired to remain anonymous for a period of time.

Management cannot initially, determine the validity of the offer and the strength of the companies expressing an interest in a potential acquisition, without opening some exploratory discussions and some reasonable measure of preliminary due diligence. Management will typically review all of these potential inquiries, or expressed interest to ascertain if the offer is genuine, their true motivations, and attempt to gauge the real level of interest of the offer, prior to presenting it to the Board of Directors. In the event that management determines that an offer is serious, it may open discussions and sign appropriate non-disclosure documents, and obtain a Letter of Intent or Term Sheet from the offeror, and begin its due diligence. Some of the factors that we will consider will be the financial strength of the company making the offer, obtaining the “best price” for the acquisition or the assets, the potential economic benefit to our shareholders, tax liability, legal issues, accounting and financial impacts, and the potential synergies and strategic fit of the acquiring company.

Acquisitions can take up a great deal of time and expense, and require that we engage our mergers and acquisitions (M&A) team of experts, including our experienced investment bankers, accountants, auditors, lawyers and other technical personnel to assist in the due diligence and closing the potential transaction. Control of, and proper disclosure of factual information in these matters are critical, and unfounded rumors can have a potential negative impact on the Company, and the transaction. Although we review and consider all unsolicited offers, no decisions have been made on any of these offers, and furthermore, we can provide no assurances that we would pursue or otherwise enter into a formal agreement for any of these transactions.

Therefore, when these potential transactions elevate to a situation whereby the Company either engages in serious discussions, negotiations, executes a Term Sheet, Letter of Intent, or it otherwise is deemed to be a material event, the Company will take the appropriate steps to timely disclose the information to the public and its shareholders in its regulatory filings.

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

Focus on Earnings

We achieved sales revenue of $15,562,860 for the three months year ending September 30, 2012, as compared to $13,855,882 for the same period in 2011. Our cost of sales was $15,538,855 for the three months ending September 30, 2012, as compared to $13,836,654 for the same period in 2011. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure, while we were building greater market share, last year.

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

(27)

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy Group, we presently sell natural gas to 30 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers, which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military and many more. Therefore the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us, can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process, which includes extensive background information on company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

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

Our Beneficial Shareholders

At September 30, 2012, there were 568,819,160 shares of our Common Stock issued and outstanding and there were approximately 91 shareholders of record of our common stock on the records of our transfer agent. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder”, (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC) through its partnership nominee CEDE & Company is the largest shareholder of record of our shares of Common Stock. CEDE & Company as nominee holds over 96.24 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 5000 or more.

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

(28)

Discontinued Operations

There are no discontinued operations to report for this period.

PRODUCT MARKET SEGMENTS

Natural Gas Industry Segment

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

Short-Term Outlook

On October 10, 2012 the U.S. Energy Information Administration (“EIA”) released its “Short-Term Energy and Winter Fuels Outlook”. The EIA projects average household expenditures for heating oil and natural gas will increase by 19 percent and 15 percent, respectively, this winter (October 1 through March 31) compared with last winter. The forecast for higher household expenditures primarily reflects a return to roughly normal winter temperatures east of the Rocky Mountains compared with last winter’s unusual warmth. According to the National Oceanic and Atmospheric Administration’s (NOAA) most recent projection of heating degree days, the Northeast, Midwest, and South will be about 2 percent warmer than the 30-year average (1971 – 2000), but still 20 percent to 27 percent colder than last winter, while the West is projected to be only about 1 percent colder than last winter.

Natural Gas – According to the EIA, about one-half of U.S. households use natural gas as their primary heating fuel. EIA expects households heating with natural gas to spend an average of $89 (15 percent) more this winter than last winter. The increase in natural gas expenditures represents less than a 1-percent increase in the average U.S. residential price from last winter and a 14-percent increase in consumption. The expected increase in consumption is the result of the forecast of near normal temperatures this winter, in contrast to the unusually warm winter of 2011-12. The projected changes in residential natural gas prices this winter range from a 3-percent decline in the South to a 4-percent increase in the Northeast. Price changes vary across regions because of a number of factors such as regional changes in production, pipeline supply capacity, and differences in regulatory constraints in passing price changes through to customers.

U.S. Natural Gas Consumption - EIA expects that natural gas consumption will average 69.8 billion cubic feet per day (Bcf/d) in 2012, an increase of 3.1 Bcf/d (4.7 percent) from 2011. Large gains in electric power use in 2012 more than offset declines in residential and commercial use. Projected consumption of natural gas in the electric power sector averages 25.4 Bcf/d in 2012, 22 percent higher than in 2011, primarily driven by the improved relative cost advantages of natural gas over coal for power generation in some regions. Consumption in the electric power sector during 2012 was 35.1 Bcf/d in July 2012, when electricity demand for air conditioning was highest. Projected total natural gas consumption decreases by 0.2 Bcf/d (0.2 percent) in 2013. Expected declines in the electric power sector offset increases in residential, commercial, and industrial consumption. A forecast of near-normal weather during the upcoming winter (i.e., colder than last year’s abnormally warm winter) drives 2013 increases in residential and commercial consumption of 11.5 percent and 10.3 percent, respectively. Although projected higher natural gas prices contribute to a 10.4-percent decline in forecast natural gas consumption in the electric power sector in 2013, consumption in the power sector next year is still expected to be about 1.9 Bcf/d higher than 2011 levels and high by historical standards.

Propane – According to the EIA, about 5 percent of total U.S. households heat with propane. EIA expects households heating primarily with propane to spend more this winter, but that increase varies across regions. EIA expects that households in the Midwest will see an average increase in both propane consumption and winter propane expenditures of 17 percent and 11 percent, respectively, with residential propane prices 5 percent lower than last winter. With consumption projected to increase by 16 percent over last winter in the Northeast, households there may see an increase in expenditures of 15 percent with prices lower by an average 1 percent.

Electricity - According to the EIA, households heating primarily with electricity can expect to spend an average of $49 (5 percent) more this winter because of forecasted colder weather despite a projected 2 percent decrease in prices. About 38 percent of all U.S. households rely on electricity as their primary heating fuel, ranging from 14 percent in the Northeast to 62 percent in the South.

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

Future Outlook for the Coal Industry

International.

The international market for coal consumption is a very dynamic and fast changing one especially in developing regions due to industrialization and technological development. EIA expects U.S. coal exports to remain strong in 2012 and exceed the 107 MMst exported in 2012. The United States exported 11.6 MMst of coal in July, 2012 the fifth consecutive month with exports exceeding 11 MMst. EIA projects coal exports to total a record 125 MMst in 2012. EIA expects that coal exports will decline in 2013 but remain above 100 MMst for the third straight year. Falling international coal prices and slower economic growth, particularly in China, are primary reasons for the expected decline in coal exports. U.S. exports could be higher if there are significant supply disruptions from any of the major coal exporting countries. U.S. coal exports averaged 56 MMst in the decade preceding 2011.

The U.S. Energy Information Administration (EIA) says, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. Overall, the EIA predicts that coal will remain the dominate fuel source for electricity generation, growing to about 11,000 terawatt hours from its current level of about 8,000.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011

Losses available for common shareholders	$($4,432,535)	$($1,375,382)

Other non-cash expenses	1,962	2,246
Stock issued for services	118,280	193,250

Losses available for common shareholder, as adjusted	$($4,312,293)	$($1,179,886)

(29)

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 compared to the Three and Nine Months Ended September 30, 2011

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended September 30, 2012 increased; however, they decresed for the nine months period ended September 30, 2012, due to the following conditions in the U.S. energy market;

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

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three and nine months ended September 30, 2012 were $15,562,860 and $37,109,984 respectively, as compared to $13,855,882 and $49,904,114 respectively for the same periods in 2011.

Our Cost of Sales for the three and nine months ended September 30, 2012 were $15,538,855 and $37,131,923 respectively, as compared to $13,836,654 and $49,838,802 respectively, for the same periods in 2011. This has resulted in a gross profit margin for three and nine months ended September 30, 2012 of $24,005 and $59,061, respectively, as compared to $19,228 and $65,312, respectively, for the same periods in 2011.

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

Additionally, in 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product at or slightly below our costs, which directly impacted our profitability. This caused almost negligible gross profit and negative earnings, in 2012, which continued in the second and third quarter of 2012. This strategy was only a temporary measure, while we were building greater market share, last year.

We incurred losses of $1,693,076 for the three months ended September 30, 2012 and $529,585 for the same period in 2011. For the nine months ended September 30, 2012 our losses were $4,330,315 and $1,244,291 for the same period on 2011. Our accumulated deficit since our inception through September 30, 2012 amounts to $23,220,685. We issued 1,000,000 of common shares for services for the three months ended September 30, 2012 and 3,000,000 common shares for services for the same period in 2011. For the nine months period ended September 30, 2012 we issued 13,127,925 of common shares for services with an aggregate fair value of $143,500 that was included in the $1,376,163 in operating expenses for the nine months ended September 30, 2012 and 7,500,000 of common shares for services with an aggregate fair value of $326,750 that was included in the $1,073,438 in operating expenses for the same period in 2011. Excluding the value of the common shares of $143,500 from the operating expenses of $1,376,163 would reduce the actual net operating expenses to $1,232,663 for the nine months ended September 30, 2012*.

We also incurred interest expenses of $933,330 for the three months ended September 30, 2012. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $1,076,830, would correspondingly reduce our net loss of $1,723,168 to an adjusted net loss of $646,338 for the three month period ending September 30, 2012*. For the nine months ended September 30, 201, we also incurred interest expenses of $1,800,574. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $1,944,074, would correspondingly reduce our net loss of $4,432,535 to an adjusted net loss of $2,488,461*.

Based on an adjusted net loss of $37,190,984, this loss equals only 6.69% of our total revenues of $2,488,461 for the nine months period ending September 30, 2012.*

*This disclosure of information as presented is a non-GAAP accounting measure, and is not based on GAAP accounting principles or guidelines.

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

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three and nine months ended September 30, 2012 are $619.504 and $1,628,690 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expenses.

Our Cost of Sales for the three months ended September 30, 2012 were $15,538,855 as compared to $13,836,654 for the same period in 2011, and for the nine months ended September 30, 2012 were $37,131,923 as compared to $49,838,802 for the same period in 2011.  Our primary operation is the marketing of natural gas and propane to our major customers nationwide. Our total operating expenses for the three months ended September 30, 2012 were $361,559, as compared to $576,755 for the same period in 2011 and for the nine months ended September 30, 2012 were $1,376,163 as compared to $1,073,439 for the same period in 2011. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Based on business our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will reduce our net losses down to zero, and then move our company toward solid profitability.

(30)

Assets

Our “total assets” have increased by $4,705,986, or 155.38% to $7,734,608 for the period ending September 30, 2012, compared to $3,028,622 for the same period in 2011. A total of $2,000,000 was primarily from our investment in the Whitesburg Friday Branch Mine LLC acquisition, and in increase in the amount of our Accounts Receivables from the sales of natural gas due to an increase in the three month revenues compared to the same prior year period. Our Property and Equipment and long-term physical assets were also reduced by $126,209 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. However, this reduction in our “total assets”, was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets, since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources, to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 30 electric utility customers through NDR Energy. Our revenues, profits and future growth depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability and future growth of are largely dependent on a number of factors including, the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control, such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($4,159,609) for the period ending September 30, 2012, as compared to a working capital deficit of ($689,333) for the period ending September 30, 2011. This increased our working capital deficit by $3,470,276 or by 503.43%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy Group’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending September 30, 2012 is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the nine months ended September 30, 2012 was $(1,376,320) as compared to $52,871 for the nine months ended September 30, 2011. The decrease was primarily attributable to the accruing certain management salaries, issuing stock for professional services in lieu of cash payments and the reduction of Notes payable and interest with stock in lieu of cash payments.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $2,000,000 as compared to cash used in investing activities of ($189,500) for the nine months ended September 30, 2011.

Cash Flows from Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2012 was $3,378,773 as compared to $136,629 for the nine months ended September 30, 2011. The net cash provided by financing activities is primarily attributable to our Notes Payables.

Liabilities / Indebtedness

Current liabilities increased to $8,369,026 for the nine months ended September 30, 2012, compared to $3,111,992 for the same period in 2011. This 168.93% increase was primarily due to increases in accrued interest of $338,062, and $246,780 in current portion of long term debt and $2,902,783 in derivative liability cost, and an increase of $1,713,776 in accounts payable. Our long term liabilities are $753,799 for the period ending September 30, 2012, compared to $440,359 for the period ending September 2011. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet and our acquiring interest in Whitesburg Friday Branch Mine.

(31)

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

a.	Universal was considered a development stage company, with a limited operating history, and had limited revenues and earnings.
b.	The investors that accepted a Note, with deferred payments, with the option to convert the Note to high risk penny stock, for the cash obligation, felt they were taking an extremely high risk.
c.	The investors’ concern about the historically high inherent risks in penny stocks.
d.	The investors’ concern about the lack of liquidity and limited trading volume in our stock.
e.	The investors’ concern about the volatility of the stock price at that time.
f.	A significant price discount to market was required by them to offset declines in the stock price to cover the risk of partial or even total loss
g.	The investors had very limited or no collateral for their investments or loans to the Company.
h.	Many of the Notes were issued when our common stock was trading in the 2 cent to 3 cent range.
i.	The loans were made on the best possible terms we could get from the investors at that time, because of the high risks, the recessionary economy and tight credit lending market at that time.
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

Should the investors decide to convert their respective Notes into common stock, then the corresponding debt represented by that Note, would be eliminated from the Company’s balance sheet. The respective investors typically will convert the principal balance on their Notes in 25% to 33% portions, and usually will not convert their Notes into more than 4.99% of the Company’s outstanding shares of stock at any time.

LIST OF PROMISSORY NOTES

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Company, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Company, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald Deluna for $35,250 at 10% interest. The Promissory Note reflects a “special performance bonus” awarded him in accordance with his Employment Agreement, for assisting the Company to achieve over $41.32 million in revenues in the fiscal year ending December 31, 2010, and over $71.74 million in revenues for the fiscal year ending December 31, 2011. Due to the significant increases in revenues generated and the economic valued added to the Company, the award was equal to 50% of the Employees annual base salary for 2010 and 2011 respectively. The Holder has the right to convert the Note to common stock at $0.005.

On July 9, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

On July 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $52,600 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On August 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $21,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

On September 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $57,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.

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

(32)

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

As of September 30, 2012, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

(33)

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

(34)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended September 30, 2012 except as follows for certain Promissory Notes (“Note”) and issuances of equity:

On May 21, 2012, a Note dated October 25, 2011 for $96,400 was purchased from the original Note Holder by another non-related creditor. The Note was assigned via an Assignment and Modification Agreement and a modified Note in the amount of $102,988, (including $96,400 principal and $6,588 accrued interest) at 12% interest. On June 26, 2012 the Company completed a partial conversion of $82,988 worth of the Note, and a total of 19,275,111 common shares were issued. On July 5, 2012 the Company completed the final conversion of $20,000 worth of the Note, and a total of 4,835368 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $96,400.

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

On July 12, 2012, the Company completed a partial conversion of one of its Notes Payables dated December 31, 2010, with a Note amount of $165,000. A total of $100,000 worth of the Note was converted by non-affiliate assignees, and 20,000,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $65,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by $100,000. The conversion rate was reduced from $0.015 to $0.005 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0097 on the issue date.

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

On August 8, 2012, a Note dated January 30, 2012 for $43,700 was purchased from the original Note Holder by another non-related creditor. The Note was amended and modified to reflect an interest rate of 10%, and a new amount of $46,322, (which includes $43,700 in principle and $2,622 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion. On September 7, 2012 the Company completed the final and full conversion of the Note, and a total of 11,584,866 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $43,700.

On August 9, 2012, a Note dated October 31, 2011 for $74,760 was purchased from the original Note Holder by another non-related creditor. The Note was amended modified to reflect an interest rate of 12%, and a new amount of $80,336, (which includes $74,760 in principle and $5,606 in interest), and a variable conversion price at 50% discount to the market price at the time of conversion. On September 7, 2012 the Company completed the final and full conversion of the Note, and a total of 20,673,849 common shares were issued. This leaves a remaining balance of $00.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $74,760.

On August 31, 2012, a Note dated October 25, 2011 for $103,600 was purchased by another non-related creditor. On September 4, 2012, this Note was converted to common stock, and 27,000,000 common shares were for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $103,600.

On September 7, 2012, the Company converted one of its Notes payable dated February 1, 2012, with an amount of $53,000 and issued 12,843,216 common shares for that conversion. The final conversion of the Note included $53,000 in principal and $2,120 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $53,000 and $2,120 in accrued interest.

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

(35)

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2012.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits

Exhibit No.	Exhibit

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Articles of Incorporation (2)
10.5	Employment Agreement by and between Universal and Dr. Richard Craven (3)
10.6	Employment Agreement by and between Universal and Vince M. Guest (4)
10.7	Employment Agreement by and between Universal and Solomon Ali (4)
14.1	Code of Ethics (5)
31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

UNIVERSAL BIOENERGY, INC.

Dated: November 19, 2012	By /s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director