Form 10-K
period 2012-12-31
Universal Bioenergy, Inc.
filed 2013-04-15
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,934,025

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2012, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at April 15, 2013, there were 2,459,071,693 shares of Common Stock, $0.001 par value per share issued and outstanding and 232,080 Series B preferred stock $.001 par value per share outstanding.

Documents Incorporated By Reference -None

(1)

Universal Bioenergy, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND 2011

 CERTIFICATIONS

Exhibit 31 – Management certification…………………………………

Exhibit 32 – Sarbanes-Oxley Act……………………………………

(2)

FORWARD-LOOKING STATEMENTS

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations, “and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•	management's plans, objectives and budgets for its future operations and future economic performance;
•	capital budget and future capital requirements;
•	meeting future capital needs;
•	realization of any deferred tax assets;
•	the level of future expenditures;
•	impact of recent accounting pronouncements;

•         the outcome of regulatory and litigation matters;

•         the assumptions described in this report underlying such forward-looking statements; and

Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

o	those described in the context of such forward-looking statements;
o	future service costs;
o	changes in our incentive plans;
o	the markets of our domestic operations;
o	the impact of federal policy on oil and gas;
o	the political, social, and economic climate in which we conduct operations; and
o	the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may", "will", "should", "could", "would", "expects", "plans", "intends", "anticipates", "believes", "estimates", "approximates", "predicts", "potential", "continue", or the negative of such terms and other comparable terminology.

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

(3)

PART I

As used in this annual report, “we”, “us”, “our”, “Universal”, “Universal Bioenergy”, “Company”, or “our company” refers to Universal Bioenergy, Inc. and all of its subsidiaries.

ITEM 1. BUSINESS.

General

Overview of Our Company

Universal Bioenergy Inc.

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group trading systems under the trading symbol “UBRG”. Universal Bioenergy Inc., was incorporated on August 13, 2004 in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy Inc., to better reflect its new business plan and strategic direction.

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions. The Company achieved revenues of $50.51 million, and had total assets of $ 8.0 million as of December 31, 2012.

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

Energy Market’s Impact on Universal’s Operations and Revenues

Our primary revenues from this period are from the sale of natural gas. Our revenues for the twelve months period ended December 31, 2012, decreased due to the following conditions in the U.S. energy market:

U.S. Natural Gas Market

During 2012, natural gas traded at prices we have not experienced for a decade. These low prices are the result of a significant imbalance between supply and demand in North America. On the supply side, new technologies, particularly hydraulic fracturing and horizontal drilling, have enabled natural gas producers to bring on line meaningful new supplies of natural gas around North America. On the demand side, the past 2011/2012 winter was one of the warmest on record, which reduced demand for natural gas. Consequently, North America has an unusually high amount of gas in storage that will continue to oversupply the market. The increase in the supply of natural gas has put a downward pressure on domestic natural gas prices.

Our revenue, profitability and cash flow substantially depend upon the prices and demand for natural gas. The natural gas market is very volatile, and a drop in prices can significantly affect our financial results and impede our growth. Changes in natural gas prices had a significant impact on our revenues and on our cash flow for this reporting period. In the past, the prices of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX Henry Hub natural gas index price ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu, which is a decline of $1.99 per MMBtu or -51%. Between January 1, 2013 and February 25, 2013, the NYMEX Henry Hub natural gas index price ranged from a high of $3.57 per MMBtu to a low of $3.11 per MMBtu, or a difference of $0.46 per MMBtu or 13%.

NDR Energy Group sold 13,148,883 MMBtus of gas in 2010, and generated $52.48 million in revenues. Through NDR, we generated $71.74 million in revenues in 2011. In 2012 we sold 16,572,329 MMBtus of gas and generated $50.11 million in revenues. However, due the unseasonably warm winter, our sales of gas for the first quarter declined from 5,052,704 MMBtus in 2011, to 3,443,668 MMBtus in 2012, or by 1,609,016 MMBtus, or 32%. However, in spite of the negative market conditions, we had significant increases in sales volumes of natural gas for the balance of the year. Had we sold our gas in 2012 at the same average prices of $4.29 MMBtu as in 2011, then our revenues from natural gas sales would have been approximately $71.01 million.

U.S. Coal Market

Our results during 2012 were impacted substantially by weak market conditions. Challenging coal markets significantly impacted our results in 2012. Global benchmark metallurgical prices declined 50% since their peak in mid-2011, while U.S. thermal coal consumption declined to levels not seen since the mid-1990s.

According to the EIA, coal accounted for approximately 37% of U.S. electricity generation from January through November 2012. This is a decrease of approximately 5% from full-year 2011, as increased competition between fuels and an unseasonably warm winter led to lower electricity demand and therefore lower consumption of fossil fuels. The warm winter also pushed coal stockpiles higher at electric power plants. Inventories remained above the 5-year average through November 2012. In response to these weak market conditions, we, along with many other domestic producers, took steps to control costs, through periodic idling or temporary closure of the Whitesburg Friday Branch Mine, and production curtailments.

NDR Energy Group’s Wholesale Electric Power Division

On July 2, 2012 the Company announced that NDR Energy Group established a new division to market wholesale electric power. On July 17, 2012, the Company announced that NDR Energy Group had submitted its application for a license to market wholesale electric power to the Federal Energy Regulatory commission (FERC). We believed we would obtain approval for the FERC license in 30 to 60 days, and start selling electric power shortly thereafter to begin generating revenues. However, the process was very intensive, and took a total of six months, and we finally received our approval from FERC on February 12, 2013. Sales of power could not begin without the approval from FERC. Therefore, this delayed our ability to sell power and begin generating the revenues we had forecasted earlier in the year. NDR Energy Group’s electric power division is now in full operation, and is prepared to sell electric power.

Future Outlook

However, there are some favorable trends. Looking to 2013, increased demand should cause natural gas prices to stabilize or possibly to increase moderately from 2012 levels. As a result of the weak domestic market for coal and natural gas, we believe, by shifting our business model to focus more on sales of coal in the international market, sales of petroleum, refined petroleum products, and now with FERC license approval, wholesale electric power and alternative energy, we should potentially generate additional substantial revenues and profits in 2013.

We intend to use revenues from these energy products to maintain a diversified product portfolio and explore other opportunities to maximize shareholder value, including monetization of our existing assets or entering into new ventures or acquisitions. For more detailed information on this subject please review, “Energy Market’s Impact on Universal’s Operations and Revenues”, in the section; Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

(4)

Whitesburg Friday Branch Mine LLC

On February 20, 2012, the Company expanded into the coal energy market by the acquisition of forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, “Whitesburg”, and a Kentucky Limited Liability Company. “Whitesburg” is engaged in the business of coal mining, operations and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Letcher County, Kentucky for the marketing of “Thermal/Steam” non-coking coal in the United States of America. The Whitesburg Mine operates, mines, and markets thermal coal for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and do not include any underground mining.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy Group was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 30 major utility companies in the United States; with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Business Strategy

In the year 2010, management re-organized and re-structured the Company with a new strategic direction and business plan. These strategies were implemented in 2011 through 2102, and are ongoing. Our primary objective is to exploit changes in the energy market, with the intent to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to find new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital for the long-term growth of our Company. We believe this is the ultimate measure of our success.

Universal Bioenergy is a high growth company that is rapidly growing in various segments of the energy industry. The Company achieved sales of $71,747,840 for 2011 and decreased its sales by 29.60% to $50,513,644 in 2012.

By building on our successes in 2012, we plan to achieve these future objectives by pursuing the following strategies:

Mergers and Acquisitions

We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, propane, petroleum, coal, electric power, and alternative energy industries. This may also include acquisitions of oil, gas and coal producers (metallurgical and blue gem), refined oil product producers/marketers, pipelines, pipeline contractors, oil/gas drillers, gas storage facilities, producing oil/gas wells, electric power marketers, and acquisitions of patented energy technologies.

Vertical Integration and Acquisition of Our Own Oil and Gas Supplies

We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain from the producer, through marketing, distribution, and directly to our customer. We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from suppliers with large reserves and inventories, to market and distribute directly to our growing customer base.

Oil and Gas Field Development

We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells, and lease acquisitions. We especially have a high level of interest in the development of existing fields whereby we can re-enter previously drilled capped wells to extract the oil and gas using new drilling/extraction methods and techniques. Fields with previously drilled capped wells would be of highest priority for us, since they had been “proven wells” before, and would therefore have lower development costs and lower associated financial risks.

Strategic Focus on Increasing Earnings

A major goal for the fiscal 2013 year and beyond is to begin to generate earnings for the Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management and higher sales of natural gas, propane, oil, and coal. We also plan to obtain our natural gas supplies at the wellhead, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Business Development

In 2009 our present management team inherited a development stage company that, although it had more than nominal operations and assets consisting of more than cash or cash equivalents, it generated no revenue, earnings, had limited operations, and had very little volume and liquidity in its stock since it was established in 2004. Since 2009, we believe the current management team managed to build a strong, solid operating company with strong revenues in one to two years in the worst economic downturn the United States has experienced since the “Great Depression”. Overall, our management is highly pleased with the progress we made last year. We strategically planned what we intended to do, and successfully implemented most of our strategies and tactics. We managed to turn around a small development stage company with no revenues, built a strong operating company, and generated revenues in excess of $ 50.51 million, all in less than two years.

Significant Accomplishments

Revenues of $ 50.51 Million

The Company achieved a sales revenue of $50,513,644, for the year ending December 31, 2012, as compared to $71,747,840 for the same period in 2011. The Company projects that it will continue its rapid growth in revenues in the next 12 months through more acquisitions, gas storage, gas trading, and higher sales of natural gas, propane, oil, and coal for electric power plants. For more details see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements and Supplementary Data”.

Universal Bioenergy Increases Authorized Shares of Common Stock to 3 Billion Shares

On December 28, 2012, we announced we amended our Articles of Incorporation and increased our authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares. This is a long-term strategic move intended to expand our company and benefit our shareholders.

Approval of Stock Dividend

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. On July 20, 2012, our transfer agent issued 78,161,209 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

Whitesburg Friday Branch Mine LLC

On February 20, 2012, the Company expanded into the coal energy market by the acquisition of forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, “Whitesburg”, a Kentucky Limited Liability Company. “Whitesburg” is engaged in the business of coal mining, operations and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Letcher County, Kentucky for the marketing of “Thermal/Steam” non-coking coal in the United States of America. The Whitesburg Mine operates, mines, and markets thermal coal for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and do not include any underground mining.

(5)

PRODUCTS

Our Product Mix and Sales

Our primary business focus is the production, marketing, and sales of natural gas, (methane), propane, thermal coal, petroleum, refined petroleum products, electricity, and alternative energy. Through NDR Energy we presently sell natural gas to 30 of the largest public utilities, electric power producers and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. We are also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base.

Our growing and proposed product mix that we intend to develop and market includes:

• Natural Gas

• Petroleum

• Propane

• Thermal/Steam Coal

• Wholesale / retail electric power • Petroleum Products – diesel fuel, aviation fuel, and lubricants

• Solar equipment and power

Gas Supplies

We presently obtain our supply of natural gas from a variety of gas suppliers; having contracts with major companies including:

• EDF Trading

• Chevron Texaco

• Conoco Phillips

• Chesapeake Energy Marketing

• Total SA • Anadarko

Our plans are to acquire and own/control our own natural gas supply by obtaining the gas at the wellhead from suppliers with large reserves and inventories, to market and distribute directly to our growing customer base. We also intend to obtain more gas by consolidating the purchase of gas supply through a large number of independent producers and pipeline companies with long-term purchase agreements to supply gas to our customers. We select our suppliers based on their ability to supply and deliver a firm base load of gas to our customers and their designated delivery points.

We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells, and lease acquisitions. Consolidating the purchase of gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers, we deliver our gas to our customers through the national intrastate and interstate pipelines.

Review of Our Business Operations

The general terms and conditions upon which we currently operate in the acquisition of our customers, obtaining gas supplies and contracts are presented as follows:

Natural Gas Pricing

Our gas is purchased based on an Index Price from the “Inside FERC Gas Market Report”, first of the month posted index price, or “Gas Daily” Midpoint as published by PLATTS. The index pricing of the gas is based on the New York Mercantile Exchange (“NYMEX”), or the Henry Hub index price at the Sabine Pipe Line Co.’s, Henry Hub connection point in Louisiana; which is used as the standard in the gas industry.

Purchase Agreement

We generally enter into a purchase or sales agreement with the customer and/or supplier using the North American Energy Standards Board (“NAESB”) “Base Contract for Sale and Purchase of Natural Gas”, which is the standard agreement used in the natural gas industry.

Gas Inventory, Title and Warranty

Pursuant to the terms of the NAESB contract regarding title to the gas we purchase, it states "Seller warrants that it will have the right to convey and will transfer good merchantable title to all Gas sold hereunder delivered to Buyer, free and clear of all liens, encumbrances and claims." This means the gas that is sold to Universal and NDR Energy by the suppliers has no claims or liens from either the Suppliers own oil/gas wells, and/or from other producers that they procure it from. After we purchase the gas we own it, and it becomes part of our inventory until we deliver it to our customer.

Contract Term

Our contract terms are usually 1 to 5 years to supply gas to our customers. However, in some cases shorter terms of 1 to 6 months will be considered for some customers. We normally start taking delivery of the gas from our suppliers within 30 days of signing of a contract.

Contract Types

a. Daily gas sales and purchases

b. Monthly Terms

c. Annual Terms

Purchase Terms and Conditions.

We currently invoice our customers between the 10th and 15th of each month for the previous months gas sales. The customer, in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of our invoice. The documents that are usually submitted to the customer to receive payments are: (a) Commercial Invoice, (b) Gas Pipeline Confirmation, and a (c) Gas Pipeline Report. If there are any imbalances between what was ordered by the customer and what was actually received from the supplier, a reconciliation report is generated to account for the imbalances, and a settlement of the accounts is made to compensate for the differences.

Presently NDR Energy turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days to invoicing them on a weekly basis. While there are no assurances this will be implemented, management believes that this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices.

NATURAL GAS MARKETING

Natural gas marketing involves the process of selling of natural gas from the wellhead to the customers. Our goal is to locate buyers for our natural gas, and ensure a stable supply of natural gas in the market to reach our customers. It also involves purchasing the gas, arranging its transportation, gas storage, delivery, related back office services, and accounting to facilitate the sale of natural gas.

NDR Energy has a solid customer base, many years of experience, and a wealth of knowledge in the industry to develop a more extensive customer base. We plan to create an aggressive marketing campaign that will allow for the rapid and sustained growth of the Company. Our management is presently researching new opportunities and more potential customers in multiple industry sectors to advance the use of natural gas. We are working towards establishing a strong financial foundation and effective long-term marketing strategies that we believe will help position us to potentially achieve a material increases in sales or market capitalization value.

(6)

Electric Utility Customers

Presently there are reportedly over 3,240 utilities in the United States using natural gas for electricity generation, or for general distribution to their commercial and residential customers, and for other uses. This does not include “private” users of natural gas positioned inside the “city gates”, or within the areas of local distribution companies (LDCs). Through NDR Energy we have contracts with 28 of these utilities, and we are working on establishing contracts with other electric utilities.

Through NDR Energy, we presently sell natural gas to 28 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. Some of the customers we have agreements with include:

• Southern California Gas Company

• Pacific Gas & Electric

• Baltimore Gas & Electric

• Brooklyn Union Gas

• Memphis Light Gas & Water

• Duke (Ohio & Kentucky)

• Nicor Gas

• Michigan Consolidated

• Entergy (Texas and Gulf States)

• CenterPoint Energy Resources

• National Grid

In 2010 through 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products to sell to our customers. To gain a greater market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at, or slightly below, our costs. This directly impacted our profitability, causing almost negligible gross profit, and negative earnings in 2012. This strategy was only a temporary measure, while we were building greater market share in the last two years.

The high proportionate cost of sales relative to the gross revenues is also due in part to purchasing gas from some suppliers at close to retail cost, using their costly “trade credit”, and associated high financing costs added to the gas by some suppliers.

The Company’s strategy for 2013 and beyond is to become more "profit oriented". We have developed a different strategy for obtaining our supplies, and the quantities and price points that we sell the product for to our customers. That's why we’re contracting directly with the gas producers to obtain our supplies from the wellhead. The Company is currently pursuing obtaining its own bank and funding “lines of credit” instead of using the suppliers “trade credit” to purchase the gas. This will allow us to purchase gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs. This means our cost of sales should significantly decrease, and our pricing structure to our customers will be more flexible; resulting in potentially higher profit margins for the Company.

Expanded Customer Base

We currently have a very strong and solid customer base of electric utility companies to sell natural gas to. However, to increase our revenues and profits we are working diligently to grow and expand that customer base by diversifying and adding to it these potential types of customers:

• Federal departments and agencies

• United States Military

• State departments and agencies

• Cities and Municipalities

• Large commercial users

• Large industrial plants and factories

New Profit Centers

We also plan to increase our revenues and profits by engaging in some, or all, of the services indicated below. These services are currently being provided to us by our natural gas suppliers. The costs for these services are charged to us, and are included in the price of the gas that we purchase from them. We believe that implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf of natural gas that we sell to our customers. These services include:

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

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

NATURAL GAS INDUSTRY COMPETITION

The natural gas industry in the United States can be very competitive, especially since natural gas is sold as a commodity, similar to pork bellies, corn, copper, oil, and other commodities. After the natural gas has been processed for sale and distribution to the market it is basically the same product where ever it is produced. The market for commodities is inherently volatile, which means the price of commodities, including natural gas is sometimes subject to rapid and drastic changes. Most companies that sell natural gas to their respective customers compete primarily on price.

There are several different types of gas marketing companies with different origins from the industry. Many natural gas marketers were originally entities spun off from interstate pipeline companies; while others are made up of entities affiliated with local distribution companies. Some of the top natural gas marketers were originally affiliated with producers, and some entities were also formed from large volume natural gas consumers. The last type is the independent, newly formed, entities that represent an estimated 10 percent of top natural gas marketers. Due to their varied experience, some natural gas marketers are active in a variety of energy markets, including the marketing of crude petroleum and electricity.

We do not directly compete with the major gas exploration and production companies. These companies are financially stronger than we are. However, they may not be able to respond to opportunities and changes in the marketplace as quickly as we may be able to. They usually have very large staffs, and high overhead and operating costs. Our direct competition is primarily limited to the array of small to mid-sized gas marketers. Many of these firms are undercapitalized, and do not have their own gas supply, and must obtain their gas supplies from the wellhead at, or near, retail prices.

Most companies that sell natural gas to their respective customers compete primarily on price. However, we believe that with our comprehensive strategies to diversify the company we will not only be able to compete on price, but also mitigate our risks in the marketplace and reposition our competition so that we can compete effectively. These strategies include:

• Acquisitions of small to mid-sized oil and gas producers and marketers to gain market share

• Acquisition of interests in gathering and transportation pipelines

• Vertical integration to manage the supply chain

• Oil and gas field development

• Owning and controlling our own gas supply

• Re-negotiating our existing supply agreements

• Obtaining gas at the producer’s price

• Aggregation of supply from multiple independent suppliers

• Access to the capital markets

• Offer a diversified energy product mix

• Alternative energy, e.g., biofuels and syngas to balance our portfolio

• Attract and retain quality personnel with incentive and equity based compensation

• Addition of new higher margin profit centers

We believe these strategies will protect us from many of the shocks and volatility in the marketplace; and enable us to build a strong, profitable company that can compete effectively for the long-term in the industry.

(7)

GOVERNMENTAL REGULATIONS

The oil and natural gas industry is subject to various types of regulation throughout the world. Laws, rules, regulations, and other policy implementations affecting the oil and natural gas industry, have been pervasive and are under constant review for amendment or expansion. Pursuant to public policy changes, numerous government agencies have issued extensive laws and regulations on the oil and natural gas industry, and its individual members; some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas exploration, production, marketing, and midstream activities. These laws and regulations increase the cost of doing business and, consequently, affect profitability. Because public policy changes affecting the oil and natural gas industry are commonplace, and because existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. However, we do not expect that any of these laws and regulations will affect our operations in a manner materially different than they would affect other oil and natural gas companies of similar size and financial strength.

Gas Deregulation

In November of 1978, Congress enacted legislation known as the Natural Gas Policy Act (“NGPA”), as part of broader legislation known as the National Energy Act (NEA), which began the process of de-regulating the natural gas industry. The process was completed on January 1, 1993, when all remaining NGPA “price regulations” were eliminated; allowing the market to completely determine the “price of natural gas”.

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed; what proposals, if any, might actually be enacted by Congress or the various state legislatures; and what effect, if any, the proposals might have on our operations. Sales of condensate, oil, and natural gas liquids, are not currently regulated, and are made at market prices.

Historically, federal legislation and regulatory controls have affected the price of the natural gas that is produced, and the manner in which the gas that is produced is marketed. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in first sales; which include all of our sales of our own production. Under the Energy Policy Act of 2005, FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets, and enforce its rules and orders; including the ability to assess substantial civil penalties.

COAL INDUSTRY MARKET SEGMENT

To further enhance our growth and expansion, the Company decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. Universal plans to mine, produce, and market “Thermal/Steam” coal to sell to other major coal producers and electric utility customers for power generation. The Company will be pursuing acquisitions of mining operations, which are the surface and high wall mining type, and that does not include any underground mining. According to the American Coal Foundation, 9 out of every 10 tons of coal mined in the United States today is used to generate electricity, and more than half of the electricity used in this country is coal generated electricity. The following is a summary and overview of the industry and market. Information was excerpted primarily from the U.S. Department of Energy’s, “Energy Information Agency” (EIA).

Types of Coal

Coal is classified into four main types or ranks (lignite, subbituminous, bituminous, anthracite), depending on the amounts and types of carbon it contains, and on the amount of heat energy it can produce. For the most part, the higher ranks of coal contain more heat-producing energy. Coals with high heat content are generally higher priced.

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

Employees

As of fiscal year end December 31, 2012, the Company had 15 employees. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment. We believe that the relationship with our employees is excellent. We regularly use independent consultants and outside contractors to perform various professional services, particularly in the areas of drilling, engineering, field, on-site production services, and certain accounting functions.

Executive Officers of Universal Bioenergy and NDR Energy Group LLC

Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors. Set forth below is biographical information about each of our executive officers.

Vince M. Guest - President and Chief Executive Officer

Vince M. Guest was appointed as President and CEO on April 14, 2010. He has been a Director of Universal since March 5, 2009. He has over 25 years of professional management experience drawn from Fortune 500 firms in the U.S. His experience includes business management, operations, strategic alliances, energy services, organizational development, marketing, commercial real estate acquisitions, corporate finance, and management of real estate assets with a combined portfolio value exceeding $2.5 billion. He has arranged over $500 million in corporate capital funding and commercial and residential financing. He served as President of AmeriCapital Financial Corporation, directing the commercial and residential real estate investment services group for 26 states nationwide. Previously, he served as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. He worked as Director of Engineering for Trammel Crow-Winthrop Management; and in management and professional positions at TRW, Citicorp, and Bristol-Myers Squibb.

(8)

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations

Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010. He has over 23 years’ experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management, and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets, and arranged over $250 million in investment capital and structured financing. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants for SEC and FINRA regulatory compliance, and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures, and strategically re-organized, re-structured, re-financed, and turned around many troubled small cap companies; improving their operations and market capitalization value.

Ken Harris – NDR Energy Group - President and Chief Executive Officer

Ken Harris was appointed as President and CEO of NDR Energy Group on April 1, 2011. Ken has 22 years of experience as an Attorney; with experience in business operations, management, negotiations of NAESB supply and purchase contracts, business development, regulatory compliance, operations systems design, and organizational development. Mr. Harris has worked as an Attorney with a legal practice covering business transactions, tort litigation, criminal law, personal injury, and sports agency management. He also serves as a Founder/Partner with the law firm of Ken Harris and Associates. Previously he worked as a Founding Partner for Todd, Parham, Harris and Dixon; a Founding Partner for Harris and Drummond; an Associate with Hoover and Williams; an Associate with Wishart, Norris, Henninger & Pittman; and as a NBA/NFL Sports Agent for Bill Duffy & Associates. Ken also serves as host of the radio talk show “Law 360” on WGIC Radio in Charlotte, North Carolina. Ken received a B.A. in Political Science, and a Juris Doctorate from the University of North Carolina at Chapel Hill. Ken Harris has represented some of the most significant business brands in urban America, and has worked extensively with Magic Johnson Enterprises for over 18 years.

Rickey Hart – NDR Energy Group – Senior Vice President and Business Development Officer

Rickey Hart serves in the position of Senior Vice President and Business Development Officer for NDR Energy Group. He founded NDR in 2000, and has over 25 years over professional experience; which includes 16 years in the oil and gas industry. His professional industry experience covers operations, marketing, business development, negotiations of NAESB supply and purchase contracts, sales of natural gas, propane, lubricants, and related energy services. He has also developed new markets for products, sales of pipeline transmission capacity, developed hedge programs, managed sales teams, and developed marketing, sales and promotions programs for many companies during his career. Previously he worked as a General Manager for New Image Consultants, Marketing Manager for SDS Petroleum Products, Account Manager for Texas Liquids, managerial and professional positions for Jones and Associates, M&S Staff Consultants, and Twentieth Century Fox.

WHERE YOU CAN FIND MORE INFORMATION

We will make available, free of charge, any of our filings as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission (“SEC”). We are not including the information contained in our website as part of, or incorporating it by reference into, this report on Form 10-K.

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

(9)

ITEM 1A - Risk Factors

As a smaller reporting company we are not required to provide a statement of risk factors. However, we believe this information may be valuable to our shareholders for this filing; although we reserve the right to not provide risk factors in our future filings. You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition, or results of operations, could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1930: and include, or reiterate, the following risk factors:

Because We Are Quoted On The OTCMarkets “Pink Sheets” Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCMarkets “Pink Sheets”. The OTCMarkets “Pink Sheets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCMarkets “Pink Sheets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them, or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Volatility of natural gas and oil prices significantly affects our cash flow and capital resources, and could hamper our ability to produce natural gas and oil economically.

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

Estimates of Oil and Gas Reserves are Uncertain.

The process of estimating oil and gas reserves is complex and requires significant judgment in the evaluation of available geological, engineering, and economic data for each reservoir; particularly for new discoveries. Because of the high degree of judgment involved, different reserve engineers may develop different estimates of reserve quantities and related revenue based on the same data. In addition, the reserve estimates for a given reservoir may change substantially over time as a result of several factors including additional development activity, the viability of production under varying economic conditions, and variations in production levels and associated costs. Consequently, material revisions to existing reserve estimates may occur as a result of changes in any of these factors. Such revisions to prove reserves could have a material adverse effect on our estimates of future net revenue, as well as our financial condition and profitability.

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

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it; although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

The market price for our common stock may be volatile; and you may not be able to sell our stock at a favorable price, or at all.

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
  the addition or departure of key personnel; and
  announcements by us, our competitors of acquisitions, investments, or strategic alliances.

It is possible that the proceeds from sales of our common stock may not equal or exceed the prices you paid for the shares after including the costs and fees of making the sales.

Substantial sales of our common stock, or the perception that such sales might occur, could depress the market price of our common stock.

We cannot predict whether future issuances of our common stock or resale in the open market will decrease the market price of our common stock. The consequence of any such issuances or resale of our common stock on our market price may be increased as a result of the fact that our common stock is thinly, or infrequently, traded. The exercise of any options, the vesting of any restricted stock that we may grant to directors, executive officers, and other employees in the future, the issuance of common stock in connection with acquisitions, and other issuances of our common stock, may decrease the market price of our common stock.

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

Most of our shares of common stock are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities, are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

(10)

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

The Regulation of Penny Stocks by SEC and FINRA (Financial Industry Regulatory Authority, Inc.) may discourage the tradability of the Company's securities, and thereby make it hard for investors to sell their shares at the time and prices they might otherwise expect.

We are a "penny stock" company. We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9, under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell their securities in a market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales, and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market, or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operations results.

It may be time consuming, difficult, and costly, for us to develop and implement the additional internal controls, processes, and reporting procedures, required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing, and other finance staff, in order to develop and implement appropriate additional internal controls, processes, and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting, or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information, and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements; which is likely to result in increased general and administrative expenses, and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment, or complete our Section 404 certifications, could have a material adverse effect on our stock price.

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

In the event that a material weakness is identified, we will employ qualified personnel, and adopt and implement policies and procedures, to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify, or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results; causing us to fail to meet our reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Nevada law and our Articles Of Incorporation protect our Directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Nevada law provides that our directors will not be liable to our company, or to our stockholders, for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims; including claims arising out of their negligence, poor judgment, or other circumstances.

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

(11)

Our recent and future acquisitions may not be successful.

We expect to continue pursuing selective acquisitions of businesses. We cannot assure you that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses, and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash, or a combination of the three. We can give no assurances that any future acquisitions will not dilute earnings or disrupt the payment of a stockholder dividend. To the extent we succeed in making acquisitions, a number of risks will result, including:

• The possible assumption of material liabilities (including for environmental-related costs);

• Failure of due diligence to uncover situations that could result in legal exposure, or to quantify the true liability exposure from known risks;

• The diversion of management's attention from the management of daily operations to the integration of operations;

• Difficulties in the assimilation and retention of employees, and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations, as well as the retention of employees generally;

• The risk of additional financial and accounting challenges, and complexities in areas such as tax planning, treasury management, financial reporting, and internal controls; and

• We may not be able to realize the cost savings or other financial benefits we anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

Oil and Natural Gas investments are highly risky.

The selection of prospects for oil and natural gas drilling, the drilling, ownership, and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties, are highly speculative. We cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas, nor can we predict the amount of time it will take to recover any oil or gas we do produce. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, lack of porosity and permeability, may hinder, restrict, or even make production impractical or impossible.

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

A substantial or extended decline in oil or natural gas prices may adversely affect our business, financial condition, and results of operations.

The price we receive for oil or natural gas production from wells in which we have an interest will significantly affect our revenue, profitability, access to capital, and future growth rate. Historically, the oil and natural gas markets have been volatile and will likely continue to be volatile in the future. The prices that we will receive for our interests in production and the levels of production depend on numerous factors. These factors include, but are not limited to, the following:

•	changes in supply and demand for oil and natural gas;
•	the price and quantity of imports of foreign oil and natural gas;
•	speculation as to the future prices of oil and natural gas, and the speculative trading of oil or natural gas futures contracts;
•	global economic conditions;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories and oil refining capacities;

•	technological advances affecting energy consumption
•	the price and availability of competitors’ supplies of oil or natural gas; and
•	the price and availability of alternative fuels

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

(12)

Our future interests are subject to numerous environmental, health, and safety regulations, which may result in material liabilities and costs.

Our future interests will be subject to various federal, state, and local environmental, health, and safety, laws and regulations governing, among other things, the emission and discharge of pollutants into the ground, air or water; the generation, storage, handling, use, and transportation of regulated materials; and the health and safety of our employees. The operator of wells will be required to obtain environmental permits from governmental authorities for certain operations, including drilling permits for wells. There is a risk that the holder of any such permit will not be at all times in complete compliance with these permits and the environmental laws and regulations to which the operator is subject. If the operator violates or fails to comply with these laws, regulations, or permits, the operator could be fined or otherwise sanctioned by regulators, including through the revocation of permits, or the suspension or termination of operations. Failure to obtain permits in a timely manner or at all (due to opposition from community or environmental interest groups, governmental delays, or any other reasons) could impede operations, which could have a material adverse effect on our results of operations and its financial condition.

We could be held liable for all environmental, health, and safety, costs; and liabilities arising out of its actions and omissions as well as those of third-party contractors and operators. To the extent we do not address these costs and liabilities, or if it is otherwise in breach of applicable lease requirements, such leases could be suspended or terminated.

In addition, we expect continued legislative, regulatory and judicial, attention to climate change issues. Various countries and U.S. states and regions have agreed to regulate emissions of greenhouse gases, including methane (a primary component of natural gas), and carbon dioxide, a byproduct of oil and natural gas combustion. The U.S. federal government as well as the U.S. Environmental Protection Agency are currently considering national greenhouse gas regulation; each having proposed bills or rules which would require, or result in, greenhouse gas emissions reductions. Final laws or regulations could be adopted this or next year. The regulation of greenhouse gases in the areas in which we and the end-users of oil and gas products operate could increase our operating costs, or adversely affect the demand for natural gas and oil and, as a result, adversely impact our financial condition.

Environmental, health and safety, laws are complex, change frequently, and have tended to become increasingly stringent over time. Costs of complying with current and future environmental, health and safety laws, and potential liabilities arising from releases of, or exposure to, regulated substances may adversely affect the our results of operations and its financial condition.

We may engage in future acquisitions that could dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies, in the future. In the event of any future acquisitions, we could:

  issue equity securities which would dilute current stockholders’ percentage ownership;
  incur substantial debt;
  assume contingent liabilities;
  expend significant cash

These actions could have a material adverse effect on our operating results or the price of our Common Stock. Moreover, even if we do obtain benefits in the form of increased sales and earnings, there may be a lag between the time when the expenses associated with an acquisition are incurred and the time when we recognize such benefits. We cannot ensure that we will be able to successfully integrate any businesses, products, technologies, or personnel, that we might acquire in the future, and our failure to do so could have a material adverse effect on our business operating results and financial condition.

If we do not effectively manage our growth, our existing infrastructure may become straine; and we may be unable to increase revenue growth.

Our past growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel and our operations. Future growth may strain our infrastructure, operations, and other managerial and operating resources. If our business resources become strained, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and our ability to increase revenue growth.

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company, and other securities clearing firms, may decline to accept our shares for deposit and refuse to clear trades in our securities.  This would materially and adversely affect the marketability and liquidity of our shares, and accordingly may materially and adversely affect the value of an investment in our common stock.

(13)

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial conditions, business, and prospects.

As a public company, and particularly after we cease to be an “emerging growth company”, we will incur significant legal, accounting, and other expenses, that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income, or increase our net loss; and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns they could have a material adverse effect on our results of operations, financial condition, business, and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”; including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company”.

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED, OR PLANNED.

(14)

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

ITEM 2. PROPERTIES

The principal office of the Company is located at 19800 MacArthur Blvd., Suite 300, Irvine, California 92612.

The principal offices of our subsidiary NDR Energy Group LLC are located at 525 N. Tryon Street, Suite 1600, Charlotte, North Carolina 28202.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry, or investigation, before, or by, any court, public board, government agency, self-regulatory organization, or body pending; or to the knowledge of the executive officers of our company, or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our company’s, or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

None.

(15)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Universal common stock is traded in the over-the-counter market, and quoted in the OTC Markets Group Inter-dealer Quotation System and can be accessed on the Internet at www.otcmarkets.com under the symbol “UBRG.”

At December 31, 2012, there were 673,521,813 shares of common stock of Universal issued and outstanding, and there were approximately 78 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low bid quotations for Universal’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and may not represent actual transactions.

	Price Range of Common Stock
Periods	High	Low
Fiscal Year 2012
First Quarter (January - March 2012)	$0.050	$0.083
Second Quarter (April - June 2012)	$0.033	$0.067
Third Quarter (July - September 2012)	$0.026	$0.007
Fourth Quarter (October - December 2012)	$0.012	$0.003

Periods	High	Low
Fiscal Year 2012
First Quarter (January - March 2011)	$0.068	$0.027
Second Quarter (April - June 2011)	$0.109	$0.031
Third Quarter (July - September 2011)	$0.109	$0.030
Fourth Quarter (October - December 2011)	$0.058	$0.021

On December 31, 2012, the closing bid price of our common stock was $0.0055.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is: Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2012 – Period October 1, 2012 through December 31, 2012

At December 31, 2012, there were no outstanding stock options or warrants.

There were no sales of unregistered senior securities during the period ended December 31, 2012 except as follows for certain Promissory Notes (“Note”) and issuances of equity:

On November 16, 2012, the Company completed the final and full conversion of one of its Notes payable, dated February 15, 2012, for a Note with a principle amount of $30,000, and a total of 16,590,204 common shares were issued. The final conversion of the Note included $30,000 in principal, and $4,200 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $30,000.

On November 7, 2012, the Company converted one of its Notes payable dated April 4, 2012, with a principle amount of $50,000, and issued 20,905,923 common shares for that conversion. The final conversion of the Note included $50,000 in principal, and $4,000 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $50,000.

On November 20, 2012, the Company completed a partial conversion on one of its Notes payable, dated March 30, 2012, with a principal amount of $123,600. A total of $25,000 worth of the Note was converted, and 12,500,000 common shares were issued for that part of the conversion; which leaves a remaining balance of $98,600 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $25,000. The conversion rate was reduced from $0.005 to $0.002 by resolution of the Board of Directors to offset declines in the stock price.

On December 7, 2012, the Company converted one of its Notes payable, dated February 23, 2012, with a principle amount of $80,000, and issued 40,000,000 common shares for that conversion. The final conversion of the Note included $80,000 in principal, and $0.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $80,000.

On December 10, 2012, the Company completed the final, and full conversion, of one of its Notes payable, dated May 4, 2012, for a Note with a principle amount of $42,500, and a total of 14,706,526 common shares were issued. The final conversion of the Note included $42,500 in principal, and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”,) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters, as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Forward Stock Splits

There were no forward stock splits to report on for this period.

Stock Dividend

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. On July 20, 2012, our transfer agent, issued 78,161,209 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

(16)

ITEM 6. SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Universal Bioenergy

Statement of Operations Data For the Year Ended
	December 31,
	2011	2012

Revenues	$71,747,840	$50,513,644
Cost of Sales	$(71,604,210)	$(50,435,011)
Operating and Other Expenses	(2,256,092)	(2,000,992)
Net income attributable to non-controlling interest	72,514	138,293

Net Loss	$(2,164,948)	$(3,512,009)

For the Year Ended
	December 31,
	2011	2012
Balance Sheet Data:
Cash	$3,706	$2,274
Total Assets	11,212,845	7,997,832
Current Liabilities	10,594,870	6,248,136
Non Current Liabilities	322,086	3,196,134
Total Liabilities	10,916,956	9,444,270
Working Capital (Deficit)	(587,041)	(1,444,295)
Shareholders' (Deficit) Equity	$295,890	$(1,446,438)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis presents management’s perspective of our business, financial condition, and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition, and outlook for the future; and should be read in conjunction with “Item 8: Financial Statements and Supplementary Data” of this report.

Included in this annual report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information.

As used below, “we”, “us”, “our”, “Universal”, “Universal Bioenergy”, “Company”, or “our company”, refers to Universal Bioenergy, Inc. and all of its subsidiaries.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses; and words including, but not limited to, “anticipates”, “believes”, “plans”, “expects”, “future”, and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including, but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, and any changes in current accounting rules, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, and disclosure requirements under the Dodd-Frank Wall Street Reform and the Jobs Act of 2012 ), our financial position, business strategy, and other plans, objectives, for future operations, difficulties of hiring or retaining key personnel, and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks, uncertainties, and other factors which may cause our actual results, performance, or achievements, to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements, and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify; but that may exist in the future.

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

A	Fluctuations in crude oil, natural gas, and natural gas liquids prices, refining, and marketing margins.
B	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks, and the inherent uncertainties in predicting oil and gas reserves, and oil and gas reservoir performance.
C	Failure of new products and services to achieve market acceptance.
D	Unexpected technological or commercial difficulties in manufacturing, refining, or transporting our products.
E	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, liquefied natural gas (LNG), and refined products.
F	Inability to timely obtain or maintain permits, including those necessary for construction projects; or to comply with government regulations; or make capital expenditures required to maintain compliance.
G	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, and transportation projects.
H	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, or terrorism.
I	International monetary conditions and exchange controls.
J	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
K	Liability resulting from litigation.
L	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, natural gas, natural gas liquids, or refined product pricing, regulation, or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.
M	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
N	Limited access to capital or significantly higher cost of capital related to uncertainty in the domestic or international financial markets.
O	Inability to obtain economical financing for projects, construction, or modification of facilities, and general corporate purposes.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group under the trading symbol “UBRG”. Universal Bioenergy Inc. was incorporated on August 13, 2004, in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, the Company changed its name from Palomine Mining Inc. to Universal Bioenergy Inc. to better reflect its new business plan and strategic direction.

Our primary business focus is the production, marketing, and sales of natural gas, propane, coal, oil, and alternative energy. Through our subsidiary, NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group we have contracts signed with 30 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers, throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Pacific Summit Energy, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

We are also engaged in the acquisition of oil and gas fields, lease acquisitions, and development of newly discovered, or recently discovered oil and gas fields, re-entering existing wells, and the transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

(17)

Energy Market’s Impact on Universal’s Operations and Revenues

Our primary revenues from this period are from the sale of natural gas. Our revenues for the twelve months period ended December 31, 2012, decreased due to the following conditions in the U.S. energy market:

U.S. Natural Gas Market

During 2012, natural gas traded at prices we have not experienced for a decade. These low prices are the result of a significant imbalance between supply and demand in North America. On the supply side, new technologies, particularly hydraulic fracturing and horizontal drilling, have enabled natural gas producers to bring on line meaningful new supplies of natural gas around North America. On the demand side, the past winter was one of the warmest on record, which reduced demand for natural gas. Consequently, North America has an unusually high amount of gas in storage that will continue to oversupply the market.

According to the Energy Information Administration, the unseasonably warm weather for the winter of December 2011, through March 2012, resulted in natural gas working inventories that continued to set new record seasonal highs. EIA’s average 2012 Henry Hub natural gas spot price forecast was $3.17 per million British thermal units (MMBtu); a decline of about $0.83 per MMBtu from the 2011 average spot price. EIA expected that Henry Hub spot prices will average $3.96 per MMBtu in 2013.

For the same winter period, according to Bloomberg/Business week, “The price of natural gas is at a 10-year low after a surprising jump in supplies. But the government says natural gas inventories expanded more than expected following a recent production boom. Supplies are currently 59 percent above the five-year average, and they're expected to keep growing over the next few months.”

Our revenue, profitability and cash flow substantially depend upon the prices and demand for natural gas. The natural gas market is very volatile, and a drop in prices can significantly affect our financial results and impede our growth. Changes in natural gas prices had a significant impact on our revenues and on our cash flow for this reporting period. Prices for natural gas can fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

a. weather conditions and fluctuating and seasonal demand;

b. technological advances affecting energy consumption;

c. the level of supply and consumer product demand;

d. the impact of energy conservation efforts;

e. the overall economic environment; and

f. the price and availability of alternative fuels.

In the past, the prices of natural gas has been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2012, the NYMEX Henry Hub natural gas index price ranged from a high of $3.90 per MMBtu to a low of $1.91 per MMBtu, which is a decline of $1.99 per MMBtu or -51%. Between January 1, 2013 and February 25, 2013, the NYMEX Henry Hub natural gas index price ranged from a high of $3.57 per MMBtu to a low of $3.11 per MMBtu, or a difference of $0.46 per MMBtu or 13%.

NDR Energy Group sold 13,148,883 MMBtus of gas in 2010, and generated $52.48 million in revenues. Through NDR, we generated $71.74 million in revenues in 2011. In 2012 we sold 16,572,329 MMBtus of gas and generated $50.51 million in revenues. However, due the unseasonably warm winter, our sales of gas for the first quarter declined from 5,052,704 MMBtus in 2011, to 3,443,668 MMBtus in 2012, or by 1,609,016 MMBtus, or 32%. However, in spite of the negative market conditions, we had significant increases in sales volumes of natural gas for the balance of the year. Had we sold our gas in 2012 at the same average prices of $4.29 MMBtu as in 2011, then our revenues from natural gas sales would have been approximately $71.01 million.

The United States energy market has experienced a significant increase in in the quantity natural gas production related to new and increased drilling for deeper natural gas formations and the implementation of new exploration and production techniques, including horizontal and multiple fracturing techniques. The increase in the supply of natural gas has put a downward pressure on domestic natural gas prices.

However, there are some favorable trends. Utilities around the country are switching from coal to natural gas at a meaningful rate. New petro-chemical plants are being built and other industries are expanding in the U.S. Looking to 2013, increased demand should cause natural gas prices to stabilize or possibly to increase moderately from 2012 levels. As a result of the low natural gas prices, the Company has been focusing more on sales of coal in the international market, sales of petroleum, refined petroleum products, wholesale electric power and alternative energy.

We intend to use revenues from these energy products to maintain a diversified product portfolio and explore other opportunities to maximize shareholder value, including monetization of our existing assets or entering into new ventures or acquisitions.

U.S. Coal Market

Our results during 2012 were impacted substantially by weak market conditions. Challenging coal markets significantly impacted our results in 2012. Global benchmark metallurgical prices declined 50% since their peak in mid-2011, while U.S. thermal coal consumption declined to levels not seen since the mid-1990s.

Driving the weakness in the domestic demand for thermal coal during 2012 was reduced coal-fired generation resulting from an unseasonably warm 2011/2012 winter coupled with low natural gas prices, which resulted in the substitution of natural gas for coal by power generators. As a result, coal stockpiles at generators remain at higher than normal levels, though levels declined during the second half of 2012. A rise in natural gas prices relative to the last year should increase output at coal-fueled power plants.

According to the EIA, coal accounted for approximately 37% of U.S. electricity generation from January through November 2012. This is a decrease of approximately 5% from full-year 2011, as increased competition between fuels and an unseasonably warm winter led to lower electricity demand and therefore lower consumption of fossil fuels. The warm winter also pushed coal stockpiles higher at electric power plants. Inventories remained above the 5-year average through November 2012. Coal consumption has improved month on month after last year's warm winter decreased overall electricity generation requirements and impacted generation fuels, including coal and natural gas.

In response to these weak market conditions, we, along with many other domestic producers, took steps to control costs in a reduced-volume environment. This led us to rationalize our supply through periodic idling or temporary closure of the Whitesburg Friday Branch Mine, and production curtailments. We believe, these efforts will help position us for expected market recovery in the metallurgical and thermal export markets.

Thermal coal exports somewhat offset the weakness in domestic markets in 2012. Colder winter temperatures in major coal-burning regions of Asia, as well as coal's competitive advantage versus other power generation fuels in Europe, should help support U.S. coal exports in 2013.

As a result of the weak domestic coal market, the Company has been focusing more on sales of coal in the international market, metallurgical coal, sales of petroleum, refined petroleum products, wholesale electric power and alternative energy.

(18)

Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On February 20, 2012, the Company completed the closing of the Whitesburg Friday Branch Mine transaction. Previously on October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, our Company will acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine, operates, mines, and produces, thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

This acquisition was reported on the Company Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy Group was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 30 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Pacific Summit Energy, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Our Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our Company. By building on our successes in 2012 we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies:

In the year 2010, management totally re-organized and re-structured the Company with a new strategic direction and business plan, of which these strategies were implemented in 2011 and are ongoing. Our primary objective is to exploit changes in the energy market, with the intent to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital for the long-term growth of our Company. We believe this is the ultimate measure of our success.

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a strategic course for the Company to grow faster by more mergers and acquisitions. Management is planning for expansion, by additional mergers and acquisitions to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, of acquiring 5 to 10 “bolt on” acquisitions of additional new companies with revenues in the $10 million to $80 million range with stable cash flows and EBITDA’s in the $1 million to $8 million range in the next 1 to 3 years. The potential target’s profile will primarily include companies with well-established marketing and distribution channels, a defensible competitive position, and strong growth opportunities. This will also include companies that have a strong asset base with hard or fixed assets, property, plant, equipment, proprietary technologies, patents, and exclusive licenses. We are aggressively seeking potential acquisition targets to meet these objectives.

Some  companies being targeted are, oil producers, oil drilling companies, refined oil product producers, natural gas producers, gas marketers,  pipeline companies, pipeline construction companies, gas storage facilities, propane producers, high wall surface coal mines, refined oil product producers, and the acquisition of energy technology patents and licenses. We’re also looking at acquiring producing petroleum and gas wells, assets/properties, and related energy companies. Acquiring interests in properties in these areas will work very well with our strategic plans for the expansion of our subsidiary Texas Gulf Oil & Gas Inc.  We have adapted our business strategy to become a more vertically integrated company, to give us greater management control over our supply chain from the producer, through marketing, distribution, and directly to the customer. We believe, but can provide no assurances, that this will bring even greater revenues for our Company, solid earnings, and bring more value to our shareholders.

Vertical Integration

We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain from the producer, through marketing, distribution, and directly to our customer.

Oil and Gas Field Development

We intend to pursue the acquisition of more oil and gas properties and assets. This includes existing oil and gas fields, development of newly discovered or recently discovered oil and gas fields, re-entering existing capped wells, and lease acquisitions. We especially have a high level of interest in the development of existing fields whereby we can re-enter previously drilled capped wells to extract the oil and gas using new drilling/extraction methods and techniques. Fields with previously drilled capped wells would be of highest priority for us since they had been “proven wells” before, and would therefore have lower development costs and lower associated financial risks.

Own Our Oil and Gas Supply

We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from suppliers with large reserves and inventories, to market and distribute directly to our growing customer base.

Increase Operating Income

We intend to increase our operating income and earnings by obtaining our gas at the wellhead at the producers’ price, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

(19)

CORPORATE FINANCE

The Company’s Capital Structure

In management’s efforts to grow and expand the Company we must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock), or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital, depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy, and the credit markets.

Potential investors in any company, including ours, will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages that is contingent upon the company reaching stated goals, e.g., production, marketing, distribution and revenues. The ultimate question for management is: How do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company; however, one that the investor could lose if the Company were to fail? Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit markets, and other circumstances at the time, and reached the following conclusions:

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

(4) Many investors did not want to take an equity position in the Company at that time, and the corresponding risks of ownership.

(5) The issuance of equity to these investors, after resolving the potential regulatory hurdles, legal issues, time constraints, and costs, would have resulted in immediate dilution for the other shareholders, giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate, and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

Debt Financing – Management elected to raise capital for the Company through debt financing for the following reasons.

(1) Due to the Companies rapid growth, it had immediate and continuous need for capital.

(2) The investors were more willing to invest funds more expeditiously, and take a creditor’s position, instead of as an owner by taking an equity position.

(3) With those immediately available funds, management could grow the Company rapidly and create short-term economic value to the Company by closing on several target mergers and acquisitions prior to any equity dilution taking place.

(4) The investors were issued Promissory Notes that were unsecured without any collateral (taking a high risk).

(5) The Notes required no monthly payments; which allowed us to use that free cash flow for operating expenses, reduced our cash outlays, interest payments, and improve our budget plans, and forecast our cash flow.

(6) The investor received the potential upside of conversion of the Notes into equity while protecting our downside with the use of the cash flow.

(7) Should the investors decide to convert the Notes into common stock, then the Company’s debt would be eliminated from its balance sheet.

(8) The tax benefits of debt financing are that it’s less expensive. While the Company is taxed on earnings, it is not generally taxed on borrowed money, and the interest on the Notes is tax deductible.

(9) Since the investors do not have any equity interests, it has no voting rights or other control over the management of the Company, its operations, and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors through an equity or bond offering.

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, enter new markets, finance new acquisitions, and execute its marketing plans; raising capital through debt financing was our best alternative. This strategy resulted in our gaining a greater share of the energy market, increased revenues, increased assets, market capitalization value, and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing, and capital structure at that time.

Accounts Receivables

We are currently seeking to obtain additional accounts receivable financing, and commercial letters of credit, to significantly improve our revenues and profits for the purchase and sale of natural gas. We currently invoice our customers between the 10th and 15th of the month for the previous month’s gas sales. The customer, in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of our invoice.

Presently NDR Energy turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year, or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days, to invoicing them on a weekly basis. While there can be no guarantees, management believes that, if implemented, this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices. This change coupled with the use of an accounts receivables factoring line will give NDR Energy the ability to purchase gas from our suppliers at larger discounts, thereby increasing the overall profit margin to as much as $0.07 to $0.20 per mcf (MMBtu) in the sale of gas to our existing customers.

The growth and position of NDR Energy will be further enhanced once the company is able to sell off its account receivables. NDR will then have the ability to purchase and sell gas more often; for example, on a daily and weekly basis instead of just on a monthly basis or longer. This would also allow us to generate more accounts receivables and purchase even larger quantities of gas. The profit margins for the sales of gas on the daily “Spot Market”, and the weekly sales of gas is significantly higher; by as much as $1.00 to $5.00 or more in the winter months than the margins on the NYMEX futures market. Therefore, it is critical that NDR Energy have access to accounts receivables (AR) funding line and Letters of Credit so it may take advantage of opportunities and discounts to sell gas on the daily and weekly time frames. It will also enable NDR to develop new gas supplier relationships and agreements with better terms, conditions, and less restrictive repayment policies. There can be no assurances that these objectives can be attained.

(20)

Recent Developments and Significant Accomplishments

Acquisition of Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On February 20, 2012, the Company completed the closing of the Whitesburg Friday Branch Mine transaction. Previously on October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, our Company will acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine operates, mines, and produces, thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

Steam plant electrical power production is highly dependent on thermal coal. Thermal coal is used as a primary source of energy for coal fired steam powered generators in electric utility plants. The Whitesburg mining operations are the surface and high wall mining type, and do not include any underground mining. Whitesburg already owns the leases for the coal mineral rights, and has the required mining permits from the State of Kentucky. Since NDR Energy Group already sells natural gas to our electric utility customers to generate electricity, we believe thermal coal would give us another energy related product to sell to our current and expanding customer base to increase our revenues. The Exchange Agreement also includes provisions for us to develop the oil and natural gas potential on the mine property if these resources are discovered. According to the Energy Information Administration, coal as a fuel source for electricity generation will increase 25% by 2035 in the United States. As petroleum reserves diminish, gas to liquid process can use coal as a source for many chemical compounds for the chemical, polymer, and other industries. Additionally, we believe an advantage of using clean coal technology will be to increase demand for coal as the source to produce synthetic natural gas (syngas). According to Whitesburg Friday Branch Mine LLC, the mine is projected to produce over $264 million in revenues from the sale of coal in the next 5 years. No assurances can be provided that such revenues will transpire.

This acquisition closed on February 20, 2012, and was reported on the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

The Whitesburg Friday Branch Mine (“WFBM”) began full production and coal mining operations in March 2012. Whitesburg has a full assortment of heavy coal mining equipment operating on the site; including Caterpillar Bulldozer’s with Single Shank Rippers and SU-Blade and Rippers, Hydraulic Excavators, Loaders, Trucks, and other equipment. Whitesburg has begun to drill and blast two areas of the mine, and to remove the overburden of soil and rock from the coal by means of explosives; which is then removed by heavy power loaders and trucks. The overburden of rock and soil has been removed to expose the coal seam to make the coal accessible, which is drilled, fractured, and systematically mined in strips. Coal is expected to be on the ground this week. The coal will then be loaded on to large trucks for transport to the customers.

WFBM is in negotiations with other land owners for the property adjacent to our mine to obtain coal mineral leases surrounding the property in an effort to add to the revised high wall mining Permit; which we believe, but cannot guarantee, will be in the first half of 2013. WFBM management is working toward a target date for completion of the high wall revision to the Permit. Engaging the services of a high wall mining contractor could significantly increase the operations, production, and revenues from the sales of coal.

NDR Energy Awarded $11.47 Million Gas Supply Contract with Southern California Gas

On March 1, 2012, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy. According to Southern California Gas Company, Southern California Gas Company is the nation’s largest natural gas distribution utility, with 20.9 million customers. Under the terms of the contract, NDR Energy Group is to supply the customer with an estimated 25,000 mcf per day, or a total of 4.5 billion cubic feet (bcf) of natural gas for six months, from April through October, with an estimated value of $11,475,000. Since most of these contracts are for delivery of gas from between 1 to 12 months in the future, due to price fluctuations in gas supplies, transportation, and other factors, the final net profit cannot be determined until after the delivery, invoicing, and payment of the gas from the customer. The resultant profit will be reflected in the Company’s financials for the corresponding period after the delivery, invoicing, and payment of the gas.

NDR Energy Awarded Gas Storage Contract with Southern California Gas Company

On April 1, 2012, NDR Energy Group signed a Master Core Secondary Market Services Agreement with Southern California Gas Company (“SoCal”) under their Park, Loan and Wheel Program for natural gas storage facility services. Under the terms of the Agreement, SoCal, which owns and operates 134 billion cubic feet of underground gas storage facilities, will provide the storage capacity, and Universal / NDR Energy Group will purchase, supply, and transport, the natural gas from the gas fields to the facility for storage. NDR Energy Group will sell the natural gas in the marketplace to meet seasonal load imbalances, engage in futures contracts, and spot market sales, physical gas trading, and financial gas trading; including hedging, and the use of natural gas derivatives and other financial instruments to generate greater revenues and profits.

NDR Energy Awarded Gas Supply Contract with Pacific Gas & Electric

On April 2, 2012, the Company announced that NDR Energy Group was awarded a gas supply contract with Pacific Gas & Electric’s Electric Fuel Division Corporation. Under the terms of the contract, NDR Energy Group is to deliver natural gas supplies for the customer’s electric power generation plants for one to three months, starting on July 1, 2012. The contract is projected, but not guaranteed, to generate millions of dollars in revenue.

NDR Energy Group Opens New Offices in Houston

On May 8, 2012, the Company announced that NDR Energy Group opened new offices in the Houston, Texas area. The new offices were opened as part of its major expansion and growth strategy, refine its national footprint, and to meet the future demands of its growing customer base. The offices are located in the prestigious master planned community of The Woodlands, just north of Houston. Houston is recognized worldwide for its energy industry; including oil and gas exploration, basic petroleum refining, petrochemical production, and renewable energy sources; including wind and solar. This is a critical development in light of our many contractual and informal relationships with natural gas producers, suppliers, and end-users in the Houston area. It also will help us better serve our expanding customer base and accelerate our growth in this region.

NDR Energy Group Signs Natural Gas Supply Agreement with Pacific Summit Energy

On May 23, 2012, the Company announced that NDR Energy Group signed an agreement to obtain natural gas supplies with Pacific Summit Energy. This agreement will give NDR Energy Group strategic access to major supplies of natural gas to supply its electric utility customer’s gas for distribution, power generation, and for NDR Energy’s gas storage requirements. Pacific Summit Energy focuses on supply aggregation, transacts with producers, industrial and commercial end-use customers, electric generators, gas distribution utilities, and wholesale customers in natural gas, electric power, and related energy businesses. Pacific Summit Energy is a subsidiary of Sumitomo Corporation; which reported revenues of over $6.44 billion in its 2011 Annual Report. Pacific Summit Energy is headquartered in Tokyo, Japan; and has offices in 73 countries around the world, with offices in 10 major U.S. cities and throughout the American hemisphere. It is actively involved in projects for oil and natural gas development as well as long-term projects for LNG. It also has production in the North Sea, Indonesia, the Middle East, the United States, and is working to acquire further production and exploration interests in Asia and Oceania.

NDR Energy Completes First Transaction with Pacific Summit Energy

On May 24, 2012, the Company announced that NDR Energy completed its first major transaction to purchase gas from Pacific Summit Energy. NDR Energy Group will sell the gas to Pacific Gas and Electric Company (PG&E), one of the largest combination natural gas and electric utilities in the United States. PG&E serves approximately 5.2 million electricity distribution customers and approximately 4.3 million natural gas distribution customers throughout a 70,000 square mile service area on the west coast. Its parent company is traded on the NYSE and reported revenues of $15.0 billion in its 2011 annual report. NDR Energy Group is to deliver the natural gas supplies to PG&E for its electric power generation plant in northern California for the month of June 2012, with an estimated 20,000 mcf per day, or a total of 600 million cubic feet of gas.

Universal Bioenergy Starts Coal Sales from Whitesburg Friday Branch Coal Mine

On June 15, 2012, the Company announced we had begun selling commercial coal from the Whitesburg Friday Branch Mine in Whitesburg, Kentucky, and is expected to begin generating cash flow. Although no assurances can be provided, our management forecasts the sales of coal should generate an estimated average of $52.80 million in revenues and an estimated $5 million to $8 million in earnings annually. The Whitesburg Mine opened for full operations in March 2012, and began to stockpile inventories of coal. The mine is now in full operations six days per week for the mining of coal. The coal is being processed and blended from different qualities to obtain the maximum price for the coal.

(21)

NDR Energy Signs Gas Supply Contract with Los Angeles Department of Water and Power

On June 18, 2012, the Company announced that NDR Energy Group signed a contract to supply natural gas to the Los Angeles Department of Water and Power (LADWP). LADWP is headquartered on the West Coast, and is the largest municipal water and power utility in the nation that delivers reliable, safe, water and electricity to 3.8 million residents and businesses in its service area. NDR Energy will be aggressively pursuing more municipalities, and large commercial and industrial users of natural gas, to diversify its customer portfolio.

NDR Energy Group Launches New Refined Energy Products Division

On June 19, 2012, the Company announced NDR Energy Group established a new division to market and distribute refined petroleum based energy products to generate greater revenues and higher profit margins for the Company. The new division will market and distribute refined petroleum based energy products including industrial fuels, diesel fuels, kerosene, jet fuel, aviation fuels, Jet A and Jet A-1, motor oils, and other lubricants. NDR Energy Group will be contracting directly with manufacturers and producers of the energy products to market through its distribution channels. The products will be sold in bulk to its existing customer base, and its expanding customer base; which will include federal and state agencies, U.S. military, cities, municipalities, and large commercial and industrial companies. Refined oil energy products typically have relatively high profit margins, and we believe should generate additional streams of revenues and profits for the Company.

NDR Energy Group Signs Contract with Space City Energy Marketing LLC

On June 22, 2012, the Company announced that NDR Energy Group signed a contract in a joint venture with Houston based Space City Energy Marketing LLC. Space City Energy Marketing will market and distribute NDR Energy Group’s expanding energy products line; including natural gas, propane, and refined petroleum products, through Space City’s distribution channels. Space City Energy will market and distribute the energy products to its existing customer relationships in the energy industry, and provide NDR Energy with the management of natural gas and power transactions for its gas storage program. Space City Energy has represented that the executives at Space City Energy have over 40 years of combined experience in natural gas storage, gas procurement, storage exchange transactions, power purchasing, daily balancing, nominations, scheduling, and other aspects of energy asset management. We believe that the joint venture will create a strong symbiotic relationship for NDR Energy and Space City Energy, and establish a solid platform to expand horizontally, and rapidly market their energy products throughout the U.S.

NDR Energy Group Establishes New Electric Power Division

On July 2, 2012, the Company announced NDR Energy Group established a new division to market and distribute wholesale electric power throughout the U.S. The new division will market and distribute bulk wholesale electric power to NDR’s current electric utility customers, and its expanding customer base; which will include federal and state agencies, U.S. military, cities, municipalities, and large commercial and industrial companies. NDR Energy Group will be able to offer integrated energy solutions that will assist its growing customer base to buy, manage, and use electricity and natural gas. Although no assurances can be provided, our management forecasts the sales of wholesale electric power should generate an estimated $96 million to $384 million in revenues annually.

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

NDR Energy Group Plans to Register on Federal Interstate Pipelines

On July 6, 2012, the Company announced that NDR Energy Group is planning to register the company on several interstate natural gas pipelines. Natural gas transportation is one of many new profit centers the Company is planning to pursue to increase its earnings. The registration on the pipelines will allow the Company to engage in Gas Transmission and Delivery via the interstate pipeline system to the Local Utility customers, Natural Gas Scheduling for tracking nominations, confirmations product movement and verification, Gas Nominations, Capacity Releases for the release of transportation capacity on interstate natural gas pipelines, and Pipeline Balancing to match the customer's daily usage with the customer's confirmed pipeline delivery.

NDR Energy Group Sets New Natural Gas Sales Record for July

On July 9, 2012, the Company announced that NDR Energy Group sold over 1.86 billion cubic feet (Bcf) of natural gas, setting a new record for the month July. The volume of natural gas sold by NDR Energy set a new record for July, and is the highest in the Company’s history for July. It also tops the previous record sales of 971.13 million cubic feet of gas in July of 2006. The 1.86 billion cubic feet of natural gas sold in July is a 300.37% increase over the 619.24 million cubic feet of natural gas sold for the month of July 2011. These sales have already been booked and sold, and the gas is currently being shipped to its electric utility customers and local distribution companies (LDC) for July.

NDR Energy Group Awarded Contract with Washington Gas Light Company

On July 10, 2012, NDR Energy was awarded a contract to supply propane gas to Washington Gas Light Company, headquartered in Washington, DC. According to Washington Gas Light Company (Washington Gas Company), they deliver natural gas to more than one million residential, commercial, and industrial customers throughout Washington, DC, and the surrounding region. Washington Gas is a regulated subsidiary of WGL Holdings, Inc., a public utility holding company. As part of our new business model we are positioning the Company to be a huge player in the propane gas market. We believe this will be another major profit center for the Company.

(22)

Universal Completes Live Shareholder Conference Call

On July 13, 2012, the Company completed its scheduled live conference call with its shareholders and investors. The call discussed past operations and current business operations of the Company, the future outlook and long-term plans of the Company, plans to up-list to NASDAQ, the special stock dividend, and the status of Depository Trust (DTC) “Chill”. Formal notification of the conference call was filed with U.S. Securities and Exchange Commission (SEC) in a Form 8-K Report on July 10, 2012.

NDR Energy Group Submits Application for FERC License

On July 17, 2012, the company announced NDR Energy Group submitted its application for approval to the Federal Energy Regulatory Commission, (FERC), to become an electricity “Power Marketer”, and to be granted a “power marketers license” to engage in the interstate trade, buying, and selling, of electric power.

Approval and Issuance of Stock Dividend

On July 20, 2012, the Company issued 78,161,209 shares of common stock as a stock dividend to all registered shareholders of record in accordance with the Company’s Resolution and declaration. Two (2) shares of stock were issued for every ten (10) of common stock owned by the shareholders. The stock closing price was $0.0190 on the record date.

Previously, on June 6, 2012, the Company passed a Resolution to distribute a common stock dividend to all shareholders of record on, or before, July 13, 2012, on a 10 for 2 basis. The Company received the final notification and confirmation from FINRA on June 29, 2012, announcing the final approval to distribute the common stock dividend to our shareholders. The final notification was posted on FINRA’s OTC Bulletin Board website at www.otcbb.com, under the tab “Daily List”, and the “Headlines By Date” 2012 Daily List Index for dividends for June 29, 2012.

The payment of a dividend in stock instead of cash helps the Company to maintain its cash and still reward our shareholders with a dividend. Some shareholders may view this action as a potential for dilution and a devaluation of their shares; however, we believe there are many valuable benefits to our shareholders. Our shareholders will receive an immediate 20% increase in the quantity of the shares they own and a 20% return on their investment. We feel this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our Company.

NDR Energy Awarded Gas Supply Contract with Xcel Energy

On August 13, 2012, the company announced that NDR Energy Group was awarded a contract to supply natural gas to Xcel Energy, a major U.S. electric and natural gas company with annual revenues of $10.3 billion, that operates in eight states. Xcel provides a comprehensive portfolio of energy-related products and services to 3.4 million electricity customers and 1.9 million natural gas customers. They also operate major generating facilities that use a variety of fuel sources including coal, natural gas, nuclear fuel, water (hydro), oil, and refuse; and also have facilities that generate electricity from the wind and sun. In total, their plants are capable of producing more than 17,000 megawatts (MW) of electricity.

NDR Energy Group Sales Volume of Natural Gas up 46.67% for August

On August 24, 2012, the Company announced that NDR Energy Group sold over 1.70 billion cubic feet (Bcf) of natural gas for the month of August. The volume of natural gas sold by NDR Energy was exceptional given the soft market conditions in the industry for the first half of 2012. The 1.70 billion cubic feet of natural gas sold in August is a 46.67% increase over the 1.16 billion cubic feet of natural gas sold for the month of August 2011.

Universal Plans to Hire New Chief Financial Officer

On September 14, 2012, the Company announced that it is planning to hire a new Chief Financial Officer to assist the Company in its drive for growth, expansion, and to build a stronger professional management team as it prepares to position itself to up-list to a major stock exchange such as NASDAQ or AMEX/Equities. The Company has initiated a search, and has been reviewing potential qualified candidates for the critical position. The primary goals of the new CFO will be to provide strong financial leadership, help build a stronger financial structure for the company, improve its Balance Sheet, reduce its debt, raise additional capital, assist with mergers and acquisitions, and manage all accounting operations, financial planning, financial reporting, internal controls, and preparation of its SEC Reports and Filings. No Chief Financial Officer has been hired as of the date of this report.

NDR Energy Sells Record 2.07 Billion Cubic Feet of Natural Gas for August

On September 25, 2012, the Company announced that NDR Energy Group sold over 2.07 billion cubic feet (Bcf) of natural gas, setting a new record for the month of August. The volume of natural gas sold by NDR Energy is the highest in the Company’s history for the month of August, and tops the previous record sales of 1.16 billion cubic feet of gas sold in August of 2011. The 2.07 billion cubic feet of natural gas sold in August represents an increase of 78.45%, or nearly one billion cubic feet of sales higher than the month of August of 2011.

NDR Energy Group Secures a $10 Million Funding Line with Pacific Summit Energy

On September 25, 2012, the Company announced that NDR Energy Group received a $10 million funding line commitment with Pacific Summit Energy, a major natural gas supplier on the west coast. The total aggregate value of the line is $120 million annually. This funding or trade credit line will give NDR Energy Group strategic access to purchase major supplies of natural gas for its electric utility customer’s on the west coast. Pacific Summit Energy focuses on supply aggregation, transacts with producers, industrial and commercial end-use customers, electric generators, gas distribution utilities, wholesale customers in natural gas, electric power, and related energy businesses. Pacific Summit Energy is a subsidiary of Sumitomo Corporation, headquartered in Tokyo, Japan, which reported revenues of over $6.44 billion in its 2011 Annual Report, and has offices in 73 countries around the world, with offices in 10 major U.S. cities and throughout the American hemisphere.

NDR Energy Group Sells 1.24 Bcf of Natural Gas in October 2012

On October 5, 2012, the Company announced that its subsidiary, NDR Energy Group, located in Charlotte, NC, sold over 1.24 billion cubic feet (Bcf) of natural gas for the month of October 2012. The volume of natural gas sold by NDR Energy is anticipated to be the highest in NDR Energy’s history for the month of October, and tops the previous record sales of 1.08 billion cubic feet (Bcf) of gas sold in October of 2011. The 1.24 billion cubic feet (Bcf) of natural gas sold in October represents an increase of 14.29%, or over 155 million cubic feet more than the amount of gas sold during the same month in 2011.

The Depository Trust Company (DTC) Lifts the Deposit Restrictions or “Chill” From Universal’s Stock

On October 23, 2012, we announced that the Depository Trust Company (DTC) lifted the “Deposit Chill” on the Company’s stock, and it resumed accepting deposits of the stock for book entry transfer services. All deposit restrictions were removed and the Company is now fully “DTC Eligible”, and has resumed full electronic trading of the Company’s common stock. The DTC requested that Universal demonstrate that the sale and transfer of certain shares of its common stock were made pursuant to an effective registration statement under the Securities Act, or the shares did not require registration there under. Universal’s independent legal counsel provided full documentation to the DTC to the effect that the shares were freely tradable without restriction under the securities laws.

The Depository Trust Company (DTC) is a subsidiary of the Depository Trust & Clearing Corporation. The DTC manages the electronic clearing and settlement of stocks and other securities, similar to an escrow agent. Securities that are eligible to be electronically cleared and settled through the DTC are considered "DTC eligible". Universal’s stock has been “DTC eligible” for the Deposit/Withdrawal At Custodian (DWAC), and the Fast Automated Securities Transfer (FAST) program (an electronic method of transferring shares), in the secondary market for many years.

Previously, on July 27, 2011, the DTC’s Corporate Compliance Department notified our transfer agent Corporate Stock Transfer, who subsequently notified the Company, that the DTC had imposed a “Chill”, or minor deposit restriction/suspension, on Universal’s stock on July 22, 2011, and the Company was removed from the DWAC/FAST Program. The “Chill” did not affect our normal business operations. However, shareholders with internet brokerage accounts such as TD Ameritrade or E*Trade were not be able to purchase our stock, although they were able to sell our stock through these internet brokers. Full service stock brokerage firms were still able to clear and settle our stock manually, and the shares could be traded as freely as usual without any DTC imposed restrictions.

The DTC's removal of the Chill allows all shareholders with online brokerage accounts with firms such as Scottrade, ETRADE, TD Ameritrade, and all other full service brokerage firms, to purchase, sell, and execute their trades in Universal’s stock in the standard electronic trading process. We believe this should increase the trading volume, liquidity, and create a broader distribution of the Company’s stock over a greater number of shareholders, stockbrokers, and Market Makers in the investment community.

NDR Energy Awarded Contract with Direct Energy

On November 20, 2012, the Company announced that NDR Energy Group entered into a supply contract with Direct Energy, one of the largest competitive retailers of natural gas in North America. According to Direct Energy, they are the largest competitive retailer of energy and related services in North America, and they provide electricity, natural gas, and other energy services to more than 13 million residential homes and businesses across North America each day. With their corporate headquarters in Canada, they also have offices in Texas, and Pennsylvania. Direct Energy is an indirect wholly owned subsidiary of a major energy company traded on the London Stock Exchange, headquartered in Great Britain, and is a leading supplier of energy and home services. The parent company reported revenues of over $36.28 billion in their 2011 annual report.

NDR Energy Group Signs MOU with All Nations Bakken Reserve to Develop Major Energy Project in the Bakkens Shale Formation

On November 27, 2012, the Company announced that NDR Energy Group has signed a Memorandum of Understanding (MOU) with All Nations Bakken Reserve LLC (ANBR) in a joint venture to develop an oil and gas play in the Bakken oil and gas field located in North Dakota and Montana.

The joint venture will pursue the development of four distinct businesses that will include:

a. Land Acquisition – optimizing land identification, structure and pricing

b. Financing – obtaining the required financing, optimizing debt and equity capital structures

c. Drilling and Capture – exploration, extraction, and maintenance operations

d. Distribution – marketing, sales, and distribution of the oil and gas products for maximum profit

The Bakken oil and gas Shale formation occupies about 200,000 square miles of the subsurface of the Williston Basin, underlying parts of Montana and North Dakota in the U.S., and Saskatchewan and Manitoba in Canada. On April 2008, the United States Geological Survey (USGS) report estimated the amount of technically recoverable oil using technology readily available at the end of 2007 within the Bakken Formation at 3.0 to 4.3 billion barrels, with a mean of 3.65 billion. The state of North Dakota also released a report that month which estimated that there are 2.1 billion barrels of technically recoverable oil in the Bakken. Various other estimates place the total reserves, recoverable and non-recoverable with today's technology, at up to 24 billion barrels. The most recent estimate places the figure at 18 billion barrels.

(23)

NDR Energy Group Signs Contract with Texican Natural Gas Company

On November 28, 2012, the Company announced that NDR Energy Group signed an agreement with Texican Natural Gas Company. NDR Energy also launched a new sales division to begin marketing natural gas to large commercial and industrial customers in the southern United States geographical market. According to Texican, it is the number one independent natural gas marketer in the U.S., reporting sales of over $1 billion annually. Texican reportedly services over 400 industrial and commercial customers, and maintains over 6 billion cubic feet (BCF) of gas storage. This new partnership will allow NDR Energy to horizontally sell its natural gas, in association with Texican, to its industrial customers, large commercial customers, and independent municipalities in North and South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee, Kentucky, and Ohio.

Universal Bioenergy Announces Plans to Reduce Debt, and Increase Profitability and Shareholder Returns

On December 4, 2012, the Company announced the Company’s Board of Directors is reviewing proposals to reduce its debt, improve shareholder returns, and drive the Company toward profitability. The Company’s management is considering various proposals as part of its plans for growth, positioning itself to be more attractive to institutional investors, and in its plans to qualify for NASDAQ or other major stock exchange. The proposals under consideration include greatly reducing or eliminating some, or all, its debts and liabilities; consolidation and negotiations of some creditors Notes with more favorable terms; and converting some or all of the long debt and liabilities to shares of preferred stock for issuance to the various Note Holders and creditors. Management believes this should result in a significant improvement in the Company’s Balance Sheet, reduce debt, lower operating costs, improve working capital, improve cash flow, and increase profitability and shareholder returns.

Universal Bioenergy Increases Authorized Shares of Common Stock to 3 Billion Shares

On December 26, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a Unanimous Written Consent of all the Directors of Universal Bioenergy, Inc., on December 19, 2012, pursuant to the authority granted them by a “Written Consent Of The Holders Of A Majority Of The Voting Shares Of Universal Bioenergy, Inc.”, dated June 18, 2010; which granted to the Board of Directors the full right and authority to increase, or otherwise change, the authorized shares of Common Stock and Preferred Stock. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report filed on December 28, 2012. The information regarding this issue was originally fully disclosed in the Company’s Form 10-Q Reports that were filed for the quarterly periods ending June 30, 2011 and September 30, 2011, and the Form 8-K Report filed on May 19, 2011. A complete copy of the Amendment was attached as Exhibit 3.1 to the form 8K. The Amendment incorporated the following changes:

A.	Increased the number of authorized shares of the Corporation’s common stock from 1,000,000,000 to a total of 3,000,000,000 shares.
B.	The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 10,000,000 shares with a par value of $0.001 per share.

With reference to the Amendment, Management does not intend to actually issue all of these authorized shares to the public, as they will primarily remain within the corporate treasury until needed. Some shareholders may view this action as a potential for dilution and a devaluation of their shares; however, we believe there are many valuable benefits to our shareholders.

Management believes that the shareholders would likely receive greater potential financial rewards by means of increased revenues, earnings, a significant increase in the price of the stock, greater market value of the Company, increased assets, and more liquidity. The Company is aggressively preparing for rapid growth and expansion through some planned major mergers and acquisitions. Additionally, based on the type and size of transactions that the Company is working on, it needs to have the shares available to it and the flexibility to meet those need and goals. The purpose of increasing the number of shares of common stock is to use them for business and financial purposes; including raising capital, for mergers and acquisitions, acquiring products or services in exchange for stock, attracting and retaining employees, increasing our shareholder base, and being able to respond rapidly to opportunities that arise in the marketplace. The raising of additional capital through the sale of equity may result in a dilution of the current shareholders interests. However, management anticipates that the shareholders would likely receive greater potential financial rewards by means of a significant increase in the price of the stock, greater market value of the Company, and more liquidity.

Company Terminated Agreements

There are no terminated agreements to report for this reporting period.

THE COMPANY’S FUTURE PLANS AND OUTLOOK

Stock Dividends and Distributions

Due to management’s strong confidence in the current and future growth and expansion of the Company, it is considering additional ways to bring more value to our shareholders. We are considering, but can provide no assurances as to implementation, the following proposals for dividends and distributions:

A	A special dividend in the form of common stock.
B	Regular dividends issued in stock or cash (subject to the Company’s future earnings and availability of funds).
C	A dividend in the form of Preferred stock, or Preferred stock with the option to convert them to common stock. The issuance of any options or its exercise at a cost would be subject to SEC guidelines and a possible registration of an offering.
D	The issuance of warrants or options to buy additional shares from the Company (subject to SEC guidelines).

In addition to potential price appreciation of the common stock, this could provide the shareholders with additional current income, cash flow, and (although we cannot guarantee it) the potential to earn higher returns from these stock dividends and distributions than they might earn on their other investments.

The Company’s management is currently evaluating the above proposals and others in this regard, and its potential benefits to the shareholders and impacts on the Company. However, no decisions have been made regarding this matter. We believe this will reward our loyal shareholders for their ongoing support, and give them a greater stake in our Company.

Universal Bioenergy Considers Changing Its Name

The Company is presently considering changing its name to reflect its current business model and its future growth as it continues to expand its marketing of natural gas, propane, petroleum, and thermal coal. The name Universal Bioenergy reflected our Company’s original plans to produce and market “green” energy technologies, such as biodiesel fuel, solar, wind, wave, and other technologies. In December 2009, after conducting its business summit in Las Vegas, Nevada, on January 12, 2010, we announced that it was charting a bold new course for the Company. We shut down our biodiesel refinery in Nettleton, Mississippi in 2010; and later on March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery. This marked our exit from green energy technologies, and to grow and expand into more profitable conventional energy products and technologies. The name “Universal Bioenergy” has also caused some confusion in the minds of potential shareholders, and investors because we no longer market and produce “green energy” products. We believe a strategic name change will help us to build a better “brand”, improve our image, attract more shareholders and investors, and more fully reflect the emphasis of our current and future business trends in the marketplace. On June 18th 2010, the majority of the shareholders, and the Board of Directors, each approved separate Resolutions to amend the Articles of Incorporation granting the Board of Directors the right to change our Company’s name. On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation; which granted the Board of Directors the full right and authority to change the name of the Corporation at a future date without out any shareholder action or approval.

Universal Bioenergy Considers Options for Merger, Acquisition or Consolidation

Our management is considering the possibility of completing a merger or consolidation with another company to increase its market share, share price, market value, expand horizontally into other national or international geographical markets, expand vertically, and create more value for its shareholders. Our Company’s management is currently evaluating the possibility of a merger or consolidation, and its potential benefits and impacts on our Company; however, no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines, and our corporate By-Laws.

The issues and benefits that would have to be considered include.

1	The potential value of the synergies and strategic fit of the target or acquiring company
2	The financial, accounting, tax, and legal effects.
3	The acquisition, or sell, of stock and/or assets of either company.
4	Consideration of a merger or consolidation with another company to create a new stronger more valuable company.
5	Completion of a horizontal acquisition of a competitor or other company in our industry.
6	Completion of a vertical acquisition with another company either upstream or downstream in our industry that may include exploration companies, producers, distributors, and marketers.
7	Consideration of a triangular, or a reverse triangular, merger with a strong operating company on another exchange such as the NASDAQ, NYSE/AMEX or OTCBB.
8	The potential increase in the price of our common stock.
9	Economies of scale from the two companies combined resources.
10	The potential reductions in operating costs.
11	The potential to increase the earnings, and earnings per share, of the Company.
12	The potential to create more value for our shareholders

(24)

Plans to Up-List to NASDAQ or other National Stock Exchange

Based on our growth by mergers, acquisitions, revenues, and future plans for expansion, our management is evaluating and positioning the Company to potentially qualify, and apply to up-list, to a major national stock exchange; which stock exchanges list similarly situated energy technology companies, such as NASDAQ, NYSE Amex Equities, or others. Our management has already been in discussions with several investment bankers, advisory firms, and our securities counsel, to review the exchange requirements, legal issues involved, improving our capital structure, procedural guidelines, and other related issues, to qualify to be listed on one of the major national exchanges. Management believes that if we can successfully position our company to qualify to meet the listing requirements for one of the stock exchanges it would greatly increase our market value, and should make it attractive to more retail and institutional investors. We also feel this would be of great benefit to our shareholders. No assurances can be provided that this aspect of our long-term business plan will be achieved.

Consideration of Reverse Stock Split

As an additional requirement to qualify to be listed on one of the major national stock exchanges management, in consultation with its accountants, auditors, investment advisors, and securities counsel, is considering the options of the benefits of implementing a reverse split of its common stock. If a reverse stock split were effected it would result in a reduction in the number of the Company’s outstanding shares, and a corresponding increase in the price of our stock, or its earnings per share. Some of the factors under consideration are:

1	Improving the liquidity and marketability of the stock to a more popular trading range to make it more attractive to institutional and other major investors.
2	Increase the price to a range to reflect the revenues, growth, and stability, of the Company.
3	Increase the price to qualify for the minimum share price requirements to qualify for a major stock exchange such as NASDAQ or NYSE/AMEX.
4	The Company may consider purchasing the shares of some of the minority shareholders.
5	Allow the Company to raise more capital for its growth and expansion.

Management believes that the current stock price is currently undervalued, and the share price does not fully reflect its true value in proportion to its operating fundamentals; and based on the Company’s rapid growth, revenues, acquisitions, and plans for expansion. Many institutional investors and investment funds have guidelines that prevent them from investing in our common stock at the current prices that the stock trades at. With a high stock price it is possible that many institutional investors, larger private equity firms, hedge funds, pensions, and trusts that were previously prohibited from acquiring our shares, could then purchase our shares. The reverse stock split of our shares of common stock may also help to create greater investor interest in the Company by producing a share price for the common stock of our Company that is more consistent with other high growth companies of our size in the market place. If a reverse stock split was implemented it would reduce the amount of outstanding shares, increase our share price, and help the Company qualify to up-list to a major stock exchange such as NASDAQ, or NYSE/AMEX. Management believes this would be beneficial to our shareholders.

Our management is currently evaluating the possibility of a reverse stock split, and its potential benefits and impacts on our Company; however, no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines, and our corporate By-Laws.

Interest from Companies Wanting to Acquire Universal Bioenergy or its Assets

Management has on occasion received unsolicited letters of interest from several companies over the past few months that have expressed an interest in acquiring the Company, acquiring a large equity stake in the Company, or in purchasing some of its assets; such as our outstanding corporate debt, or electric utility customer contracts. These have come from companies that include, but are not limited to, our creditors, our investors, and other parties. The offers have been made either directly from those companies, or through their representatives, in which case some of the companies have desired to remain anonymous for a period of time.

Management cannot initially determine the validity of the offer, and the strength of the companies expressing an interest in a potential acquisition, without opening some exploratory discussions and some reasonable measure of preliminary due diligence. Management will typically review all of these potential inquiries, or expressed interest, to ascertain if the offer is genuine, their true motivations, and attempt to gauge the real level of interest of the offer, prior to presenting it to the Board of Directors. In the event that management determines that an offer is serious it may open discussions and sign appropriate non-disclosure documents, obtain a Letter of Intent or Term Sheet from the interested party, and begin its due diligence. Some of the factors that we will consider will be the financial strength of the company making the offer, obtaining the “best price” for the acquisition or the assets, the potential economic benefit to our shareholders, tax liability, legal issues, accounting and financial impacts, and the potential synergies and strategic fit of the acquiring company.

Acquisitions can take up a great deal of time and expense, and require that we engage our mergers and acquisitions (M&A) team of experts; including our experienced investment bankers, accountants, auditors, lawyers, and other technical personnel to assist in the due diligence and closing the potential transaction. Control of, and proper disclosure of, factual information in these matters are critical; and unfounded rumors can have a potential negative impact on the Company, and the transaction. Although we review and consider all unsolicited offers, no decisions have been made on any of these offers; and furthermore, we can provide no assurances that we would pursue, or otherwise enter into, a formal agreement for any of these transactions.

Therefore, when these potential transactions elevate to a situation whereby the Company either engages in serious discussions or negotiations; executes a Term Sheet or Letter of Intent; or it otherwise is deemed to be a material event, the Company will take the appropriate steps to timely disclose the information to the public and its shareholders in its regulatory filings.

New Business Model

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a strategic course for the Company to grow faster by more mergers and acquisitions. Management is planning for expansion by additional mergers and acquisitions to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, of acquiring 5 to 10 “bolt on” acquisitions of additional new companies with revenues in the $10 million to $80 million range, with stable cash flows and EBITDA’s in the $1 million to $8 million range, in the next 1 to 3 years. The potential targets profile will primarily include companies with well-established marketing and distribution channels, a defensible competitive position, and strong growth opportunities. This will also include companies that have a strong asset base with hard or fixed assets, property, plant, equipment, proprietary technologies, patents, and exclusive licenses. We are aggressively seeking potential acquisition targets to meet these objectives.

Some companies being targeted are oil producers, oil drilling companies, refined oil product producers, natural gas producers, gas marketers, pipeline companies, pipeline construction companies, gas storage facilities, propane producers, high wall surface coal mines, and the acquisition of energy technology patents and licenses. We’re also looking at acquiring producing petroleum and gas wells, assets/properties and related energy companies. Acquiring interests in properties in these areas will work very well with our strategic plans for the expansion of our subsidiary Texas Gulf Oil & Gas Inc. We have adapted our business strategy to become a more vertically integrated company to give us greater management control over our supply chain from the producer, through marketing, distribution, and directly to the customer. We believe, but can provide no assurances, that this will bring even greater revenues for our Company, solid earnings, and bring more value to our shareholders.

Termination of Acquisitions

As part of our business strategy we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses. We expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect to continue pursuing selective acquisitions of businesses. Very often during the acquisition and due diligence process management will not be able to consummate the transaction because we cannot close it on terms and conditions acceptable to us, or because of other negative factors as described below.

In the event that management and its acquisitions team have identified a strong potential target company we will issue a Letter of Intent to start the due diligence process to acquire that company. Afterwards, our legal counsel will prepare a definitive agreement with all of the final terms and conditions to complete the acquisition. Proper due diligence for proper technical, financial, and legal review, can be very expensive and time consuming. Often during the due diligence process we discover that the representations and warranties made by the target company regarding its business, operations, assets, financials, books, records, properties, contracts, liabilities, pending litigation, permits, licenses, and business status, are not accurate or complete; there may be misrepresentations, or there is an adverse material change in the business prior to the closing of the acquisition. In that event management will elect to terminate that acquisition to avoid any negative impacts on our operations, avoid any adverse legal and financial exposure to the Company, and to protect our shareholders. Due to these factors we, and other companies that pursue other companies as acquisition targets, do not expect that they will close on every potential acquisition target.

(25)

Market Expansion

Management believes that there are currently 3,240 utilities in the United States. Through NDR Energy we have firm contracts signed with 30 of these major utilities. Our plans are to develop an aggressive sales force to obtain agreements with a total of 100 utilities and other customers; including Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, and more customers for our gas supply division; thereby further increasing our revenues and profits.

Forecast of Projected Revenues and Earnings and Market Value

Our primary objective is to exploit changes in the energy market to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major goal is to find new ways to create more value, maximize the wealth of our shareholders, and bring increased value to our stakeholders and the investment community. The financial projections presented below are estimates based on Management’s analysis of the present targeted market segments of the energy industry we are involved in, future industry trends, our current and growing customer base, our strategic joint ventures, strategic alliances, and other capital development projects we are pursuing. The financial plan is intended for rapid but controlled growth and required Management to make certain assumptions and estimates.

Focus on Earnings

We achieved sales revenue of $50,513,644, for the year ending December 31, 2012, as compared to $71,747,840 for the same period in 2011; which is a decrease of 29.60%. . From 2010 through 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at, or slightly below, our costs; and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings from 2010 through 2012. This strategy was only a temporary measure while we were building greater market share in those years.

A major goal for the fiscal 2013 year and beyond is to begin to generate earnings for the Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management; and higher sales of natural gas, propane, oil, electric power, refined energy products, and coal.

Our management’s plans for increasing earnings include the following:

• First, we are changing our strategy for obtaining our supplies of natural gas; and have expanded our sales of natural gas beyond just base load transactions to include term transactions, and sales for electric power generation.

• Second, we are negotiating with independent oil and gas producers to obtain our supplies at the wellhead, and aggregating the supply under long-term supply agreements to market to our customers.

• Third, we are attempting to obtain more bank funding, lines of credit, and Letters of Credit, as opposed to using the suppliers “trade credit” to purchase the gas.

• Forth, we will be re-negotiating our existing supplier agreements to purchase the gas in larger quantities with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This should drive our costs down, and potentially produce higher profit margins for our company.

• Fifth, our management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. Universal plans to mine, produce, and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation.

• Sixth, our Company, through NDR Energy Group, has expanded its product mix to include the sales and distribution of propane due to the higher profit margins.

• Seventh, we intend to expand into gas storage, physical and financial gas trading, transportation, and gas management.

• Eighth, we have expanded our sales of natural gas beyond just base load transactions to include monthly term transactions, spot market sales, and sales gas for electric power generation.

Additional Profit Centers

We also plan to increase our revenues and profits by engaging in some, or all, of the services indicated below. These services are currently being provided to us by our natural gas suppliers; and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. Implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf of natural gas that we sell to our customers. These services include:

1. Scheduling - tracking nominations, confirmations, product movement, and verification.

2. Gas Nominations - delivery of a specified volume over a defined period of time.

3. Capacity Releases - release of transportation capacity on interstate natural gas pipelines.

4. Gas Transmission - Delivery via the interstate pipeline system to the Local Utility and customers.

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery.

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts.

7. Gas Storage - match seasonal load variations, and production over periods of fluctuating demand.

8. Gas Trading - physical trading, financial trading, and hedging of gas futures.

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy we presently sell natural gas to 30 of the largest public utilities, electric power producers, and local gas distribution companies, that serve millions of commercial, industrial, and residential customers throughout the United States. Since they are regulated by various Federal and/or State agencies they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers; which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military, and many more. Therefore, the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us can be time consuming and very costly; especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us, and NDR Energy, to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process; which includes extensive background information on the Company, it officers, operations staff, financial stability, credit worthiness, track record, and our ability to deliver them a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages; and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas; and for failure to deliver the gas to the utilities, because they could not supply electricity and gas to the general public.

Management believes, but cannot guarantee, each of our customer contracts would have a potential to generate an estimated $12+ million annually in natural gas sales. We believe the retail value of each of these contracts could be very significant if someone were to purchase one or more these contracts based on their potential sales value over a period of 5 to 10 years or more.

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

The purpose of increasing the number of shares of common stock is to use them for business and financial purposes; including raising capital for mergers and acquisitions, acquiring products or services in exchange for stock, attracting and retaining employees, increasing our shareholder base, and being able to respond rapidly to opportunities that arise in the marketplace.

The raising of additional capital through the sale of equity may result in a dilution of the current shareholders interests. However, management anticipates that the shareholders would likely receive greater potential financial rewards by means of a significant increase in the price of the stock, greater market value of the Company, and more liquidity.

Financial Restructuring Plan

On February 25, 2011, the Board of Directors approved a Resolution and a “Financial Restructuring Plan” to reduce debt and improve the companies “Balance Sheet”. The plan calls for our company to reduce its debt, and convert the balance of the outstanding debt on the Balance Sheet to shares of our Common Stock to our various Note Holders and creditors. This will result in an additional issuance of shares of our Common Stock that will likely increase the issued and outstanding shares of our Common Stock to an undeterminable amount of shares. Many of the existing Notes carry interest rates that are very high, and that are above the current market rates. The benefit to us is to eliminate the outstanding debt and liabilities owed by our company, reduce interest expenses, enhance our financial position, strengthen the Balance Sheet, and increase our liquidity. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. We believe that this should also be very beneficial to our shareholders.

(26)

Corporate Governance and Management

Amendment to Company’s Articles of Incorporation

On December 26, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a Unanimous Written Consent of all the Directors of Universal Bioenergy, Inc., on December 19, 2012, pursuant to the authority granted them by a “Written Consent Of The Holders Of A Majority Of The Voting Shares Of Universal Bioenergy, Inc.”, dated June 18, 2010; which granted to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of Common Stock and Preferred Stock. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report, filed on December 28, 2012. The information regarding this issue was originally fully disclosed in the Company’s Form 10-Q Reports that were filed for the quarterly periods ending June 30, 2011 and September 30, 2011, and the Form 8-K Report filed on May 19, 2011. A complete copy of the Amendment is attached as Exhibit 3.1 to the form 8K filed on December 28, 2012. The Amendment incorporated the following changes:

a. Increased the number of authorized shares of the Corporation’s common stock from 1,000,000,000 to a total of 3,000,000,000 shares.

b. The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 10,000,000 shares with a par value of $0.001 per share.

Our Beneficial Shareholders

On December 31, 2012, there were 673,521,813 shares of our Common Stock issued and outstanding, and there were approximately 78 shareholders of record of our common stock on the records of our transfer agent. See Part II, Item 5. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder” (the true owner of the shares) will generally have their shares held in the “street name” of their nominee within a brokerage account, a mutual fund, or a custodian bank, for safety and convenience of trading; with the bank or broker holding title to the shares. The Depository Trust Company (DTC), through its partnership nominee CEDE & Company, is the largest shareholder of record of our shares of Common Stock. CEDE & Company, as nominee, holds 394,064,000 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTC Markets of the total volume of stock trades, and number of executed trades, that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 4000+.

Management Incentive Programs

The Company has an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the “economic value added” that they bring to the Company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share, market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to the Company. Since management has deferred most, or all, of their compensation, provisions have been made to issue them long-term Notes for their salary; with the option to convert the Notes into to common stock of the Company.

Our present management team inherited a development stage company that in previous years had no revenue, earnings, limited operations, and very little volume and liquidity in its stock. They built a good, solid, operating company with strong revenues in a short period of time, during the worst economic downturn the United States has experienced since the “Great Depression”.

Voting Trust and Control of NDR Energy Group LLC

On March 12, 2012, the Company and Varlos Energy Holdings LLC entered into a Voting Trust, via a Voting Trust Agreement, whereby Varlos Energy granted and transferred its two (2%) percent member interests to the Company and its Voting Trustee, Vince M. Guest, for the purpose of having the Company to vote Varlos Energy’s member interests in NDR Energy Group LLC for any corporate lawful act for a period not to exceed Ten (10) years. This Voting Trust vests in the Company, and the Trustee, Fifty One (51%) percent (the “Majority”) of the control of the membership ownership interests of NDR Energy Group LLC, and the authority over all of its management and operations decisions; with the combination of the Company’s Forty Nine (49%) percent member interests, the voting rights, and control of Varlos Energy’s Two (2%) percent member interests.

Discontinued Operations

There are no discontinued operations to report for this period.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2012 compared to December 31, 2011

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the twelve months period ended December 31, 2012, decreased due to the following conditions in the U.S. energy market:

According to the Energy Information Administration, the warm weather this winter has resulted in natural gas working inventories that continue to set new record seasonal highs. EIA’s average 2012 Henry Hub natural gas spot price forecast is $3.17 per million British thermal units (MMBtu); a decline of about $0.83 per MMBtu from the 2011 average spot price. EIA expects that Henry Hub spot prices will average $3.96 per MMBtu in 2013.

According to Bloomberg/Business week, “The price of natural gas is at a 10-year low after a surprising jump in supplies. But the government says natural gas inventories expanded more than expected following a recent production boom. Supplies are currently 59 percent above the five-year average, and they're expected to keep growing over the next few months.”

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the twelve months ended December 31, 2012, were $50,513,644 as compared to $71,747,840 for the same period in 2011. This resulted in an decrease of $21,234,196 in revenues, or 29.60% from the previous year. Our Cost of Sales for this period was $50,435,011. This has resulted in a gross profit margin for this period of $78,633.  The high proportionate cost of sales relative to the gross revenues reflected in this period is due to purchasing the gas from some of the suppliers at near retail cost, and high financing costs added to the gas by the suppliers.  Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit, and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities with greater economies of scale, on better terms, at lower costs, and reduce the high financing costs; thereby significantly increasing our gross profit.

Additionally in 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sale to our customers. To gain a great market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at, or slightly below, our costs; which directly impacted our profitability. This caused almost negligible gross profit and negative earnings in 2012. This strategy was only a temporary measure while we were building greater market share.  See the sections “New Business Strategy”, “Focus on Earnings”, and “New Profits Centers” above.

We incurred losses of $3,152,009 for the twelve months ended December 31, 2012, and $2,037,042 for the same period in 2011. Our accumulated deficit since our inception through December 31, 2012, amounts to

$22,402,379. We issued 13,127,925 of common shares for services with an aggregate fair value of approximately $143,500 that was included in the $1,734,864 in general and administrative expenses for the twelve month period ended December 31, 2012. Excluding the value of the common shares of $143,500 from the general and administrative expenses of $1,734,864 would reduce the actual net G&A expenses to $1,591,364. We also incurred interest expenses of $1,933,323. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $2,076,823 , would correspondingly reduce our net loss of $1,075,186 to an adjusted net loss of $1,075,186 for the period ending December 31, 2012. Based on an adjusted net loss of $1,075,186, this loss equals only 2.13% of our total revenues of $50,513,644 for the period ended December 31, 2012, as compared to 1.97% for the same period ended 2011*.

*This disclosure of information as presented is a non-GAAP accounting measure, and is not based on GAAP accounting principles or guidelines.

Note! “Regarding Increase in Expenses and Losses”

This increase in operating expenses, and the resulting net loss, was primarily due to increases in accrued interest, the current portion of long term debt, and in embedded derivative liability costs as indicated below.

The Company issued convertible Promissory Notes, and determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, Derivatives and Hedging (Topic ASC 815). As a result, the fair value of the derivative financial instruments in the Promissory Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Promissory Notes and warrants, and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income; or expense at each balance sheet date.

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the twelve months ended December 31, 2012, are $39,690, and $973,879 in non-cash charges totaling $1,013,839 pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(27)

Operating Costs and Expense

Our Cost of Sales for the twelve months ended December 31, 2012, were $50,513,644 as compared to $71,604,210 for the same period in 2011.  Our primary business operations consist of the marketing and distribution of natural gas and propane to our major customers nationwide. Our general and administrative expenses for the twelve months ended December 31, 2012, were $1,734,864 as compared to $1,312,624 for 2011. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Our total operating expenses (increased) from $1,216,860 for the period ending 2011 by a total of $567,004, or by 46.60%, to $1,783,864 for the period ending December 31, 2012. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will soon reduce our net losses down to zero; and then move our company toward solid profitability. Since we are a high growth company, growing by mergers and acquisitions, we expect to have corresponding increases in costs reflected in our operating expenses.

Based on business our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have decreased by $3,215,014, or 28.67%, to $7,997,832 for the period ending December 31, 2012, compared to $11,212,845 for the same period in 2011. A total of $5,203,156 of that resulted from a reduction in the amount of our Accounts Receivables from the sales of natural gas due to the unseasonably warm winter on the east coast, a reduced demand in natural gas for heating, a decline in natural gas prices, and an increase in natural gas working inventories.

Our Property and Equipment and long-term physical assets were also reduced by $126,209 due to the discontinued operations of our biodiesel refinery in Nettleton, Mississippi. However, this reduction in our “total assets” was offset somewhat by an increase in our investment in the Whitesburg Friday Branch Mine, LLC acquisition. Oil and gas companies generally book their inventories and supplies of oil and gas reserves as assets on their balance sheets since these are very valuable assets owned by the company.

Liquidity and Capital Resources

Our management looks to a variety of funding sources to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing, sales, and distribution, of natural gas to our 28 electric utility customers through our NDR Energy Group subsidiary. Our present revenue, profitability, and future growth, are largely dependent on a number of factors; including the prevailing and future prices for natural gas which is also dependent, or influenced by, numerous factors beyond our control; such as regulatory developments, changing economic conditions, and competition from other energy sources. As we further diversify into the marketing and distribution of propane, oil, and coal, our future revenues and profitability will come from multiple sources, and they will be less dependent on the sales of natural gas alone.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of 1,444,295 for the period ending December 31, 2012, as compared to a working capital deficit of $414,481 for the period ending December 31, 2011. This increased our working capital deficit by $xxxxxx, or by xxxx%. The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending December 31, 2012, is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the twelve months ended December 31, 2012, and 2011 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the twelve months ended December 31, 2012 was ($2,047,769) as compared to ($1,141,272) for the twelve months ended December 31, 2011. The decrease was primarily attributable to the accruing of certain management salaries, issuing stock for professional services in lieu of cash payments, the reduction of Notes payable, and interest with stock in lieu of cash payments.

 Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2012, was $0 as compared to cash used in investing activities of $889,500 for the twelve months ended December 31, 2011. This was an decrease of $889,500, or an decrease of 889,500%, due to our cash needs to grow by means of acquisitions.

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended December 31, 2012, was $2,171,337 as compared to $2,034,478 for the year ended December 30, 2011. The net cash provided by financing activities is primarily attributable to our Notes Payables issued and the investment in the Whitesburg Friday Branch Mine.

Liabilities / Indebtedness

Current liabilities decreased to $4,346,734 for the twelve months ended December 31, 2012, compared to $10,594,870 for the same period in 2011. This 58.97% decrease was primarily due to a $5,116,184 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $3,196,134 for the period ending December 31, 2012, compared to $322,086 for the year ending December 2011. This increase was primarily due to the conversion of the accrued compensation, expenses of certain officers and employees into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

(28)

DEBT

Debt and Debt Financing

Long-Term Debt and Promissory Notes - In its efforts to expand and grow, the Company borrowed direct cash funds from various investors to raise capital, and the Company issued them debt instruments in the form of Promissory Notes to evidence that debt. These are long-term Notes with various rates and maturities that grant the Note Holder the right (but not the obligation) to convert them into common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

Many of these Notes have above market interest rates, and high price conversion discounts rates to market. Management issued the Notes primarily for the following reasons:

a. Universal was considered a development stage company with a limited operating history, and had limited revenues and earnings.

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

f. A significant price discount to market was required by them to offset declines in the stock price to cover the risk of partial, or even total, loss.

g. The investors had very limited, or no, collateral for their investments or loans to the Company.

h. Many of the Notes were issued when the Company’s stock was trading in the 2 cent to 3 cent range.

i. The loans were made on the best possible terms we could get from the investors at that time because of the high risks, the recessionary economy, and tight credit lending market at that time.

j. Due to these inherent risk factors and their potential effect on the investors, the Board of Directors approved the conversion prices for the Notes in a range of $.005 to $.05 per share, or at a 30% to 50% discount to market.

The investors have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions, to expand and grow our Company. These investors invested funds in our Company when it was still a development stage company with a limited operating history, limited revenues, negative earnings, and limited stock liquidity. They accepted Promissory Notes with the option to convert them to shares of common stock, and were taking what was considered to be a high risk investment at that time. We retain the right to re-negotiate the terms and conditions of the Notes, including increasing the conversion prices if the stock price rises considerably and consistently over time, on terms that would be more favorable to us and our shareholders. It could take several years to convert all of the Notes to stock if all of the investors requested it. It is possible that some may never convert their Notes to stock and may take cash only when we are in the best position to settle the obligation on a cash basis. No additional consideration was paid to convert any Note.

Most of the Notes that some of the investors elected to convert were not converted at the stated amount in the Note; but were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a re-negotiated conversion price due to a modification of the terms of the Note.

Should the investors decide to convert their respective Notes into common stock then the corresponding debt represented by that Note would be eliminated from the Company’s balance sheet. The respective investors typically will convert the principal balance on their Notes in 25% to 33% portions, and usually will not convert their Notes into more than 4.99% of the Company’s outstanding shares of stock at any time.

List of Notes

List of Notes from October 1, 2012 through December 31, 2012

On October 10, 2012, the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On October 30, 2012, the Company entered into a three (3) year Promissory Note with a non-related creditor for $15,403 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

On November 30, 2012, the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

On December 5, 2012, the Company entered into an seven (7) month convertible Promissory Note with a non-related creditor for $51,500 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On December 30, 2012, the Company entered into a three (3) year Promissory Note with a non-related creditor for $110,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

On December 31, 2012, the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali, for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest, for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.

If all of these Notes were converted to common stock it could take several years; and the amount of stock that could be issued cannot be determined. This would result in a dilution of the proportional, or percentage of ownership of the shareholders; however, we do not believe the value of the shareholders stock would be adversely affected. In an effort to build a strong operating company the officers and some our employees have not taken their salaries for the last few years, and have become creditors of the Company. The accrued compensation due them by the Company has become a debt or liability on the books. We have issued them Promissory Notes that include an option to convert the notes to shares of common stock to reflect these liabilities. This has reduced some of the need to borrow from outside creditors. They have also taken on the very same risks upon themselves as the outside lenders and creditors. The officers would prefer to be paid in cash as opposed to shares of common stock. If the officers ever elect to convert their Notes into shares of common stock the shares will be subject to Rule 144 restrictions as control securities when selling them into the market.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements; including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support, or other benefits.

(29)

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual report on Form 10-K, and Current Reports on Form 8-K; including all amendments that we file from time to time. You may obtain copies of these reports directly from us, or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549; and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the production of oil and gas in the U.S. and Canada. Pricing for oil and gas production has been volatile and unpredictable for several years. See “Item 1A. Risk Factors”.

Interest Rate Risk

We are subject to interest rate risk on our long-term fixed and variable interest rate borrowings. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to (i) changes in market interest rates reflected in the fair value of the debt, and (ii) the risk that we may need to refinance maturing debt with new debt at a higher rate. Variable rate debt, where the interest rate fluctuates, exposes us to short-term changes in market interest rates as our interest obligations on these instruments are periodically re-determined based on prevailing market interest rates.

As of December 31, 2012, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

(30)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNIVERSAL BIOENERGY, INC.

TABLE OF CONTENTS	PAGE #

Independent Registered Public Accounting Firm: Bongiovanni & Associates, CPA’s	30

FINANCIAL STATEMENTS:
Consolidated Balance Sheets at December 31, 2012 and December 31, 2011	31
Consolidated Statements of Operations for the years ended December 31, 2012 and December 31, 2011	32
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011	33
Consolidated Statements of Cash Flows for the years ended December 31, 201 and December 31, 2011	34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	35-38

(31)

FL Office 7951 SW 6th St., Suite. 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230 NC Office 19720 Jetton Road, 3rd Floor Cornelius, NC 28031 Tel: 704-892-8733 Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheets of Universal Bioenergy, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Bioenergy, Inc. (a Nevada corporation) as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA'S

Bongiovanni & Associates, CPA'S

Cornelius, North Carolina

April 15, 2013

(32)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:
	December 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash	$2,274	$3,706
Accounts receivable	4,800,967	10,004,123
Other loans	600	—
Total current assets	4,803,841	10,007,829

PROPERTY AND EQUIPMENT - net	6,989	8,951

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	2,919,500	889,500
Intangible assets	250,000	250,000
Deposit	7,453	46,516
Total other assets	3,187,003	1,196,066

TOTAL ASSETS	$7,997,832	$11,212,846

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$4,983,318	$10,099,502
Other accounts payable and accrued expenses	185,422	208,848
Accrued interest payable	468,572	101,860
Line of credit	7,942	7,850
Current portion of long term debt	248,395	172,560
Derivative liability	350,237	—
Advances from affiliates	4,250	4,250
Total current liabilities	6,248,136	10,594,870

Long-term Debt
Notes payable	2,261,406	131,086
Notes payable - related parties	934,729	191,000
Total Long-term Debt	3,196,134	322,086

TOTAL LIABILITIES	9,444,270	10,916,956

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
December 31, 2012 and December 31, 2011, respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
December 31, 2012 and December 31, 2011, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized;
673,521,813 and 199,969,927 issued and outstanding as of
December 31, 2012 and December 31, 2011, respectively	673,522	199,970
Additional paid-in capital	20,546,023	19,111,601
Noncontrolling interest	(263,836)	(125,543)
Accumulated deficit	(22,402,379)	(18,890,370)
Total stockholders' deficit	(1,466,438)	295,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,997,832	$11,212,846

The accompanying notes are an integral part of these consolidated financial statements.

(33)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ending
	December 31,
	2012	2011

REVENUES	$50,513,644	$71,747,840

COST OF SALES	50,435,011	71,604,210

GROSS PROFIT	78,633	143,630

OPERATING EXPENSES:
General and administrative	1,734,864	1,187,624
Sales and marketing	47,038	26,620
Depreciation and amortization expense	1,962	2,616
Total operating expenses	1,783,864	1,216,860

LOSS FROM OPERATIONS	(1,705,231)	(1,073,230)

OTHER INCOME (EXPENSE):
Other income	27,942	12,317
Initial (loss) on embedded derivatives issued	(516,018)	—
Change in fair value of derivative liabilities	476,328	—
Interest (expense), including amortization of beneficial conversion feature	(1,933,323)	(1,051,549)
Total other expense	(1,945,071)	(1,039,232)

(LOSS) FROM CONTINUING OPERATIONS	(3,650,302)	(2,112,462)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	(125,000)

Net (Loss)	(3,650,302)	(2,237,462)

Net (loss) attributable to noncontrolling interest	(138,293)	(72,514)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(3,512,009)	$(2,164,948)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average of shares outstanding	407,892,383	123,081,142

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(34)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(3,650,302)	$(2,237,462)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	1,962	2,616
Common stock issued for services	118,280	382,316
Amortization of Beneficial conversion features	973,879	442,822
Loss from sale of equipment	—	125,000
Loss on embedded derivatives	39,690	—
Changes in assets and liabilities:
Accounts receivable	5,203,156	2,850,371
Prepaid expenses and other assets	38,463	(36,896)
Accrued expenses and other liabilities	343,286	71,063
Accounts payable	(5,116,184)	(2,741,102)
Net cash used in operating activities	(2,047,769)	(1,141,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	—	(889,500)
Net cash provided by (used in) investing activities	—	(889,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable and line of credit	(2,296,082)	(14,123)
Proceeds from notes payable issued and line of credit	4,342,419	2,048,601
Net cash provided by financing activities	2,046,337	2,034,478

INCREASE (DECREASE) IN CASH	(1,432)	3,706

CASH, BEGINNING OF YEAR	3,706	—

CASH, END OF YEAR	$(2,274)	$3,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$55,567
Taxes paid	$—	$—
Investment in membership acquisition by issuing notes payable	$2,000,000	$—
Issuance of common stock for the conversion of debt	$3,067,336	$777,691
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$40,090	$2,048,601
Beneficial conversion feature of convertible notes payable	$1,401,908	$1,951,119

The accompanying notes are an integral part of these consolidated financial statements.

(35)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

									Additional	Non-
		Accumulated	Common Stock		Preferred A		Preferred B		Paid-in	controlling
	Total	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest

BALANCES AT DECEMBER 31, 2010	$ (49,427)	$ (16,725,422)	77,247,517	$ 77,248	-	$ -	232,080	$ 232	$16,651,544	$ (53,029)

Common stock issued for debt conversion	777,691		94,080,249	94,080					683,611

Common stock issued for services	326,750		7,500,000	7,500					319,250

Common stock issued for stock dividend	-	-	11,415,311	11,415					(11,415)

Common stock issued for interest expense	55,567		9,726,850	9,727					45,841

Beneficial conversion feature of convertible notes payable	1,422,771				256,025				1,422,771

Noncontrolling interest	(72,514)									(72,514)

Net (Loss)	(2,164,948)	(2,164,948)
BALANCES AT DECEMBER 31, 2011	$ 295,890	$ (18,890,370)	199,969,927	$ 199,970	-	$ -	232,080	$ 232	$19,111,602	$ (125,543)

Common stock issued for debt conversion	1,533,668		382,262,752	382,263					1,151,405

Common stock issued for officer compensation	118,280		13,127,925	13,128					105,152

Beneficial conversion feature of convertible notes payable	247,321								247,321

Common stock issued for dividend	-		78,161,209	78,161					(78,161)

Noncontrolling interest	(138,293)									(138,293)

Net (Loss)	(4,916,502)	$ (4,916,502)
BALANCES AT DECEMBER 31, 2012	(2,859,636)	(23,806,872)	673,521,813	673,522	-	$ -	232,080	232	20,537,319	(263,836)

(36)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of Our Company

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

Universal Bioenergy, Inc. (UBRG) f/k/a Palomine Mining, Inc. was incorporated on August 13, 2004, under the laws of the State of Nevada.

Universal Bioenergy North America, Inc. (“UBNA”), our former wholly owned subsidiary, was incorporated in the State of Nevada on January 23, 2007.

UBNA was organized to operate and produce biodiesel fuel using primarily soybean and other vegetable oil, and grease, in a refining process to yield biodiesel fuel and a marketable byproduct of glycerin. The biodiesel refinery is located in Nettleton, Mississippi. UBNA and UB are hereafter referred to as (the “Company)”.

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

On April 12, 2010, Universal Bioenergy and NDR Energy Group, LLC, a Maryland limited liability company, entered into a Member Interest Purchase Agreement in which Universal Bioenergy purchased a 49% Member Interest (See Note 10: Subsequent Events). NDR Energy Group markets energy and fuel such as natural gas, propane, and transportation of petroleum fuels.

On February 20, 2012, the Company acquired forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company. Whitesburg Friday Branch Mine LLC is engaged in the business of coal mining, operations, production, and marketing of “Thermal/Steam” non-coking coal at a coal mining property known as the Whitesburg Friday Branch Mine, located in Letcher County, in Whitesburg, Kentucky.

(37)

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

On April 12, 2010, the Company acquired a direct 49% financial interest in NDR Energy Group LLC (“NDR”). Additionally, through Varlos Energy Holdings LLC, an entity owned by officers of the Company, it acquired an additional control of 2% financial interest in NDR, for a total direct and indirect financial interest and control of 51% of NDR. The operating agreement of NDR provides for voting in proportion to ownership. The Company directly has 51% voting control of NDR through its 49% member interest, and through a Voting Trust which the Company has the 2% voting interest of Varlos Energy Holdings LLC, and has accordingly consolidated its financial position, results of operations, and cash flows, into these financial statements.

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

Revenue and Cost Recognition

Revenue includes product sales. The Company recognizes revenue from the sale of natural gas and propane at the time title to the product transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss, net of provision for rebates, and sales allowances in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.

Management has considered the various factors discussed in ASC 605-45-14-4-c and ASC 605-45-45 and believe that our natural gas purchase and sale transactions are appropriately reported gross rather than net. Generally we are the primary obligor in the arrangement, we have latitude in establishing price, we have discretion in supplier selection, and we have credit risk in the event our customer defaults on the transaction. Additionally, our supplier is not the primary obligor in the arrangement, and the amount we earn is not fixed. Those transactions where the Company operates as an agent or broker for either the supplier or the customer at a fixed fee are reported net.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011 the Company had no cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired, or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Building	40 Years
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office Equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets", goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired, and accounted for under the purchase method acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets such as property, plant, equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities, and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740, "Accounting; or Uncertainty in Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. On December 31, 2012 and 2011, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation; which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks located in Charlotte, North Carolina, and Irvine, California. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock, were exercised; or equity awards vest, resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because the effects of the additional securities; a result of the net loss would be anti-dilutive.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable, and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”); which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information, and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition, or the consolidated results of its operations.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances, and settlements, within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities, and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables, and the Allowance for Credit Losses. As a result of these amendments an entity is required to disaggregate by portfolio segment or class certain existing disclosures, and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value, and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations, or cash flows, as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities”, to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, such as; the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows, or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset, and perform the quantitative impairment test; unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all, of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(38)

NOTE 3 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Losses available for common shareholders	$(3,512,009)	$(2,164,948)

Weighted average common shares outstanding	$(407,892,383)	$(123,081,142)

Basic loss per share	$(.01)	$(.02)

Fully diluted loss per share	$(.01)	$(.02)
Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in Diluted loss per share.

NOTE 4 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 673.521,813 shares of common stock issued and outstanding as of December 30, 2012.

On June 6, 2012, our Board of Directors passed a resolution and declared a stock dividend to distribute to all registered shareholders of record on, or before, July 13, 2012, on a 10 for 2 basis. On July 20, 2012, our transfer agent issued 78,161,209 shares of common stock to all registered shareholders of record in accordance with the resolution and declaration.

The Company has authorized a total of 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. As of December 31, 2012, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve, or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities, and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose; subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Preferred Stock

Universal Bioenergy Increases Authorized Shares of Common Stock to 3 Billion Shares

On December 26, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a Unanimous Written Consent of all the Directors of Universal Bioenergy, Inc., on December 19, 2012, pursuant to the authority granted them by a “Written Consent Of The Holders Of A Majority Of The Voting Shares Of Universal Bioenergy, Inc.”, dated June 18, 2010; which granted the Board of Directors the full right and authority to increase or otherwise change the authorized shares of Common Stock and Preferred Stock. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report filed on December 28, 2012. The information regarding this issue was originally fully disclosed in the Company’s Form 10-Q Reports that were filed for the quarterly periods ending June 30, 2011, and September 30, 2011, and the Form 8-K Report filed on May 19, 2011. A complete copy of the Amendment is attached as Exhibit 3.1. The Amendment incorporated the following changes:

The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 10,000,000 shares with a par value of $0.001 per share.

On October 24, 2007, we filed a Certificate of Amendment with the Nevada Secretary of State to amend our Articles of Incorporation. This action was approved by the Board of Directors and the Majority of the Shareholders on October 22, 2007. Pursuant to the Amendment, the Company authorized a total of 1,000,000 shares of Preferred Stock with a par value of $0.001 per share. The information regarding the Amendment was fully disclosed in a Form 8-K that was filed with the U.S. Securities and Exchange Commission on October 24, 2007.

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

Series A

There are no Preferred Series A shares outstanding as of December 31, 2012.

Voting Rights. Except as otherwise provided herein, and as otherwise required by law, each share of the Preferred Stock shall have 300 votes on all matters presented to be voted by the holders of common stock.

Liquidation. Upon any liquidation, dissolution, or winding-up of the Corporation, whether voluntary or involuntary (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the current value per share (based on the consideration paid or valued upon initial receipt of the Preferred Stock) plus any accrued and unpaid dividends thereon, and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any Junior Securities; and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Change of Control Transaction shall not be treated as Liquidation. The Corporation shall mail written notice of any such Liquidation not less than 45 days prior to the payment date stated therein to each record Holder.

Conversions at Option of Holder. Each share of Preferred Stock shall be convertible into that number of shares of Common Stock (subject to the limitations set forth in Section 5(c)) determined by issuing one (1) share of Common Stock of the Corporation for every share of Preferred Stock converted, at the option of the Holder, at any time, and from time to time, from and after the Original Issue Date. Holders shall effect conversions by providing the Corporation with the form of conversion notice attached hereto as Annex A (a “Notice of Conversion”). Each Notice of Conversion shall specify the number of shares of Preferred Stock to be converted, the number of shares of Preferred Stock owned prior to the conversion at issue, the number of shares of Preferred Stock owned subsequent to the conversion at issue, and the date on which such conversion is to be effected; which date may not be prior to the date the Holder delivers such Notice of Conversion to the Corporation by facsimile (the “Conversion Date”). If no Conversion Date is specified in a Notice of Conversion the Conversion Date shall be the date that such Notice of Conversion to the Corporation is deemed delivered hereunder. The calculations and entries set forth in the Notice of Conversion shall control in the absence of manifest or mathematical error. To effect conversions, as the case may be, of shares of Preferred Stock, a Holder shall not be required to surrender the certificate(s) representing such shares of Preferred Stock to the Corporation unless all of the shares of Preferred Stock represented thereby are so converted; in which case the Holder shall deliver the certificate representing such share of Preferred Stock promptly following the Conversion Date at issue. Shares of Preferred Stock converted or redeemed in accordance with the terms hereof shall be canceled and may not be reissued.

Delivery of Certificate Upon Conversion. Not later than three Trading Days after each Conversion Date (the “Share Delivery Date”), the Corporation shall deliver to the Holder (A) a certificate or certificates which, after the Effective Date, shall be free of restrictive legends and trading restrictions (other than those required by the Purchase Agreement) representing the number of shares of Common Stock being acquired upon the conversion of shares of Preferred Stock, and (B) a blank check in the amount of accrued and unpaid dividends (if the Corporation has elected, or is required, to pay accrued dividends in cash. If in the case of any Notice of Conversion such certificate or certificates are not delivered to, or as directed by, the applicable Holder by the third Trading Day after the Conversion Date the Holder shall be entitled to elect by written notice to the Corporation at any time on, or before, its receipt of such certificate or certificates thereafter to rescind such conversion; in which event the Corporation shall immediately return the certificates representing the shares of Preferred Stock tendered for conversion.

Series B

There are 232,080 series B preferred shares issued shares outstanding as of December 31, 2012. The preferred series B shares are non-voting and have no liquidation preferences.

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

Options and Warrants:

As of December 31, 2012, there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding.

Convertible Securities

At December 31, 2012, the Company had Promissory Notes that have the option to convert them into common stock of the Company, for of a total of $4,971,438. (See Note 7 - Notes Payables).

Common Stock Issued for Services

2012

On February 2, 2012, the Company issued 227,925 shares of common stock to a consultant in accordance with their consulting agreement.

On June 14, 2012, the Company issued 11,900,00 shares of common stock for services to the Members and Employees of NDR Energy Group LLC as a performance bonus for services pursuant to the NDR Energy Group LLC, Member Interest Purchase Agreement, dated April 12, 2010. The stock closing price was $0.011 on the May 22, 2012, the grant date.

On July 12, 2012, the Company issued 1,000,000 shares of common stock to Richard D. Craven. On June 22, 2012, the Company awarded its Officers, Vince M. Guest and Solomon Ali a special bonus, in accordance with the terms and conditions of their Employment Agreements, of 1,000,000 shares of common stock to be divided equally between them, or 500,000 shares each. The Officers directed the Company to pay and distribute all of their respective shares of 500,000 each, for a total of 1,000,000 shares to Richard D. Craven. The Officers elected to use their 1,000,000 shares to purchase all of Richard D. Craven’s Member Interests in Varlos Energy Holdings LLC. The Officers each previously owned a respective 33% of the Member Interests of Varlos Energy Holdings LLC. After the purchase of Richard D. Craven’s Member Interests, the Officers shall each own a respective 50% of the Member Interests of Varlos Energy Holdings LLC. The stock closing price was $0.0076 on June 22, 2012, the grant date.

(39)

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has fixed assets as of the years ended December 31, 2012 and 2011 as follows:

	December 31, 2012	December 31, 2011
Equipment	$13,094	$13,094
Land	-	-
Building	-	-
Accumulated depreciation	(6,335)	(4,143)

Depreciation expense for the year ended December 31, 2012 was $2,616. The depreciation expense for the year ended December 31, 2011, was $2,616.

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

NOTE 7 – NOTES PAYABLE

	December 31, 2012	December 31, 2011

On August 26, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $36,919 at 10% interest. The holder has the right to convert the note to common stock at $.05. On October 25, 2011, $27,249 worth of this note was converted, leaving a $9,670 balance. On April 2, 2012 the balance of this Note was converted to stock.	-	9,670

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price changed to $0.002 by Board.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with Richard D Craven, its former CEO for $163,694 at 10% interest for the accrued compensation and expenses owed to him for the fiscal year 2009 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.01. On February 15, 2012, a $89,000 partial interest in this Note ($80,000 principal and $9,000 accrued interest) was purchased by non-related creditor. On March 1, 2012, the balance of $83,694 in principal in this Note was purchased by non-related creditor. On March 2, 2012 $9,764 in accured interest was in the Note was purchased by a non-related creditor. On March 2, 2012, $80,000 principal, and $9,000 in interest of the Note was converted to stock. On March 20, 2012 $83,694 of the Note was converted to stock. See Note 5 Equity, Common Stock issued.	-	163,694

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board.	136,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Conversion price was changed to $0.005 by Board Resolution. Converion price changed to $0.015 by Board.	65,000	165,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On February 23. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $45,400 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion rate subsequently reduced to $.0022 per share per Board of Directors resolution. On February 9, 2012, $42,400 worth of the Note was converted. On February 10, 2012 the remaining $3,300 of this Note was converted.	-	45,400

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On May 23, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $89,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. On February 13, 2012, a $49,500 partial interest in this Note was purchased by non-related creditor. On March 5, 2012, the balance of $39,500 in principal purchased by non-related creditor. On February 15, 2012, $49,500 of the Note was converted to stock. On March 7, 2012 $39,500 of the Note was converted to stock.	-	89,000

On May 30, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $110,424 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below. On February 13, 2012, a $55,000 partial interest in this Note was purchased by non-related creditor. On February 27, 2012, the balance of $62,520 of the Note was purchased by non-related creditor. On February 29, 2012, $55,000 of the Note was converted to stock. On March 8, 2012 $62,520 of the Note was converted to stock.	-	110,424

On June 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $49,200 at 10% interest. The holder has the right to convert the note to common stock at $.005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.	-	49,200

On July 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $40,000 at 10% interest. The holder has the right to convert the note to common stock at $005. *This Note was sold to another creditor. See modified Note transaction dated April 4, 2012 below.	-	40,000

On August 29, 2011, the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,500 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price was changed to $0.0022 by Board Resolution. On May 22, 2012, this Note was converted to stock.	-	29,500

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board.	202,200	202,200

On October 20, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $200,000 at 12% interest. The holder has the right to convert the note to common stock on April 20, 2012 at a 30% discount to the market price. The $116,000 balance on the Note was paid on February 24, 2012, leaving a $0.00 balance.	-	200,000

On October 22, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock on April 22, 2012 at a 30% discount to the market price. This Note was paid in full on March 16, 2012.	-	125,000

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on May 11, 2012 to another creditor. Conversion price changed to $0.002 by Board.	130,000	125,000

On October 25, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on June 22, 2012 to another creditor. On August 31, 2012, was sold to another non-related creditor. On September 4, 2012, this Note was converted to common stock.	-	103,600

On October 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On May 22, 2012, this Note was sold to another creditor, and modified to $102,988, to include $6,588 in accrued interest. The conversion price was changed to a variable price by Board Resolution. On June 21, 2012 this Note was partially converted to stock. On July 5, 2012, the final $20,000 of this Note was converted to common stock.	-	96,400

On October 31, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock at $0.005. On August 9, 2012, this Note was purchased by a non-elated creditor, and modified to an interest rate of 12%, and a new amount of $80,336, (including $74,760 in principle and $5,606 in interest), and a variable conversion price at 50% discount to the market price by Board Resolution. On September 7, 2012 this note was converted to common stock.	-	74,760

On October 31, 2011 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $68,000 at 8% interest. The holder has the right to convert the Note to common stock at a variable conversion price, at a 50% discount to the market price. This Note was completely converted to stock on May 25, 2012.	-	68,000

On December 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On July 10, 2012 this note was converted to common stock.	-	50,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board.	151,400	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02. Conversion price changed to $0.0025 by Board.	40,500	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board.	162,175	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

Modified Note for $99,134. On December 23, 2011, two existing Notes, one dated March 28, 2011 for $72,500, and one dated May 20, 2011 for $20,600 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $99,134, at 12% interest. The revised $99,134 Note includes the original principal amount of $93,100 for both Notes and accrued interest in the amount of $6,034. On February 9, 2012, this note was fully converted leaving a $0.00 balance.	-	69,134

On January 4, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On July 18, 2012 this note was converted to common stock.	-	-

On January 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On August 8, 2012, this Note was purchased by a non-elated creditor, and modified to an interest rate of 10%, and a new amount of $46,322 (including $43,700 in principle and $3,622 in interest), and a variable conversion price at 50% discount to the market price by Board Resolution. On September 7, 2012 this note was converted to common stock.	-	-

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On September 7, 2012 this Note ($53,000 principal and $2,120 interest) was converted to common stock.	-	-

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On November 16, 2012, this Note was converted leaving a $0.00 balance	-	-

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion. Conversion price changed to $0.002 by Board.	2,000,000	-

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. On December 7, 2012, this Note was converted leaving a $0.00 balance.	0	-

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board.	122,800	-

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	30,000	-

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board.	70,000	-

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On November 20, 2012, $25,000 worth of the Note was converted leaving a $98,600 balance.	98,600	-

April 4, 2012 - Mondified Note Transaction. On April 4, 2012, two existing Notes, one dated July 29, 2011 for $40,000, and one dated June 25, 2011 for $49,200 were purchased from the Note Holder by another non-related creditor. The Notes were assigned via an Assignment and Modification Agreement which combined the two existing Notes into a revised Note in the amount of $96,300, at 12% interest. The revised $96,300 Note includes the original principal amount of $89,200 for both Notes and accrued interest in the amount of $7,100. On May 1, 2012 the Company completed the final conversion of the Note, and a total of 13,316,897 common shares were issued. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $89,000 and $7,100 accrued interest.	-	-

On April 4, 2012 the Company entered into a seven (7) month convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On November 7, 2012, this Note was converted leaving a $0.00 balance.	-	-

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	75,000	-

On May 4, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On December 10, 2012, this Note was converted leaving a $0.00 balance.	-	-

On May 21, 2012 the Company entered into a eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	45,000	-

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	31,100	-

On June 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $50,200 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	50,200	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	-

On July 9, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Conversion price changed to $0.002 by Board.	42,500	-

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.	36,000	-

On July 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $52,600 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	52,600	-

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	38,000	-

On August 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $21,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	21,000	-

On September 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $57,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	57,500	-

On October 10, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500

On October 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $15,403 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	15,403

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100

On December 5, 2012 the Company entered into an seven (7) month convertible Promissory Note with a non-related creditor for $51,500 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	51,500

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	121,150

On December 31, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851

Total long-term note payable	$4,971,438	$2,445,764
Less Current portion	(248,395)	(172,560)
Less Debt discount	(125,091)	0
Less Beneficial Conversion Feature	(1,401,908)	(1,951,119)
Long-term portion of notes payable	$3,196,044	$322,085

(40)

NOTE 7 - NOTES PAYABLE Con’t.

Principal maturities of Notes payable as of December 31, 2012 for the next five years and thereafter is as follows:

2012	$386,300
2013	$730,482
2014	$2,836,001
2015	$1,018,655
2016	$-0-

Total	$4,971,438

Embedded Derivatives

Notes that are convertible at a discount to market are considered embedded derivatives. For more information on the Notes affected refer to Management’s Discussion and analysis, and the above list.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data, and requiring judgment and estimates.

The Company issued convertible Notes and has evaluated the terms and conditions of the conversion features contained in the Notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Notes and warrants, and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash, income or expense at each balance sheet date.

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.16% to 0.33%, grant dates of Notes, the term of the Notes, conversion prices ranging from 30% to 50% of current stock prices on the measurement date ranging from $0.0012 to $.009, and the computed measure of the Company’s stock volatility, ranging from 186.75% to 196.61%.

Included in the December 31, 2012, financials is a derivative liability in the amount of $350,237 to account for this transaction. This liability arose starting in the second quarter of 2012, and the balance was $0 as of December 31, 2012. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the twelve months ended December 31, 2012, and December 31, 2011, are $1,013,839 and $0.00 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,500,000; which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management, based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986 the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the year ended December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$554,442	$544,442
State	161,279	161,279
	715,721	715,721
Valuation allowance	(715,721)	(715,721)
(Benefit) provision for income taxes, net	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43%)	(43%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2011	December 31, 2010

Net operating loss carry forward	$715,721	$715,721
Valuation allowance	(715,721)	(715,721)

Deferred income tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $13,265,000; however, in accordance with IRC 382, the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore this loss of approximately $6,500,000 is available to offset future taxable income through 2028.

(41)

NOTE 9 – ACQUISTION

Entry into a Material Definitive Agreement

Whitesburg Friday branch Mine LLC

On February 20, 2012, Universal Bioenergy Corporation, a Nevada corporation (the “Company”), and Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company (“WFBM” or “Whitesburg”), with its principal offices at 1541 Downtown West Boulevard, Knoxville, Tennessee 37919, entered into a Member Interest Exchange Agreement (the “Agreement”), dated October 17, 2011. Pursuant to the Agreement, and subject to the terms and conditions set forth therein, and the subsequent amendment to the Agreement dated February 20, 2012, (the “Amendment”), the Company acquired forty percent (40%) of the Member Interests of Whitesburg, from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), in exchange for consideration consisting of two million, seven hundred thousand dollars ($2,700,000) payable in cash, debt instrument and/or common stock of the Company pursuant to the terms and conditions set forth in the Agreement.

Pursuant to the Agreement, and following the execution of the Amendment, the parties properly and timely performed all terms and conditions as required pursuant to the Agreement; and therefore the transaction contemplated by the “Member Interest Purchase Agreement” (Agreement), and the Amendment, was “closed” on February 20, 2012.

The completion of the acquisition was approved by the Board of Directors of the Company.

“Whitesburg” is engaged in the business of coal mining, operations, and coal production, at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Kentucky, for the marketing of “Thermal/Steam” non-coking coal in the United States of America.

Thermal/Steam coal is used as a primary source of energy for coal fired powered plant electric generation. The Whitesburg Mine operates, mines, and markets, thermal coal in Letcher County, in eastern Kentucky, for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and do not include any underground mining. Whitesburg’s management has represented that it owns the leases for the coal mineral rights, and has the requisite mining permits from the State of Kentucky. Whitesburg Friday Branch Mine started full mining production in March 2012, and currently has coal on the ground ready to be delivered to its customers.

Universal’s management believes that the association with Whitesburg for the production and marketing of high grade thermal coal should give it a high margin energy product to sell to its electric utility and coal production customers.

Additional Summary of the Purchase Agreement

The Company was granted the right, but not the obligation, to conduct exploration, drill, and develop the real property to produce and market any and all Petroleum and Natural Gas (methane), and related hydrocarbons produced from the development the real property owned, managed, or controlled, by Whitesburg Friday Branch Mine; and from all geological formations under the property, and Leases, and/or from any new and/or existing gas wells.

The Company shall be granted One (1) Seat on “Whitesburg’s” Board of Directors, or appointed as a Managing Member to represent the interests of the Company and its shareholders, according to Whitesburg’s Operating Agreement.

Management determined that the Company was the acquirer in the business combination in accordance with FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Whitesburg, nor any of the sellers, obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company), or the power to control the Company through a lesser percentage of ownership by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments, (if any) and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current Board of Directors and management has not changed during this acquisition. The Company had no pre-existing relationship with Whitesburg.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

(42)

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 12, 2012, the Company issued 1,000,000 shares of common stock to Richard D. Craven. On June 22, 2012, the Company awarded its Officers, Vince M. Guest, and Solomon Ali, a special bonus, in accordance with the terms and conditions of their Employment Agreements, of 1,000,000 shares of common stock to be divided equally between them, or 500,000 shares each. The Officers directed the Company to pay and distribute all of their respective shares of 500,000 each, for a total of 1,000,000 shares, to Richard D. Craven. The Officers elected to use their 1,000,000 shares to purchase all of Richard D. Craven’s Member Interests in Varlos Energy Holdings LLC. The Officers each previously owned a respective 33% of the Member Interests of Varlos Energy Holdings LLC. After the purchase of Richard D. Craven’s Member Interests, the Officers shall each own a respective 50% of the Member Interests of Varlos Energy Holdings LLC. The stock closing price was $0.0076 on June 22, 2012, the grant date.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali, for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

On December 31, 2012, the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest, for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.

Departureof Directors or Certain Officers; Election of Directors; Appointmentof Certain Officers; Compensatory Arrangementsof Certain Officers.

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending December 31, 2012. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K/A for the period ended December 31, 2011, and the Form 10-Q Report for the period ended September 30, 2012.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-K Annual Report for the period ended December 31, 2012.

NDR Energy Group Signs MOU with Sacred Power to Market Solar and Wind Systems

On January 3, 2013, the Company announced that NDR Energy Group signed a Memorandum of Understanding (MOU) with Sacred Power Corporation. In the joint venture Sacred Power will provide clean energy products and equipment, and NDR Energy will market their solar and wind power products and technologies, to its growing base of commercial, industrial, and municipal customers. Sacred Power Corporation is located in New Mexico, and provides renewable and distributive energy and telecommunications solutions, remote power systems, and grid tie photovoltaic power generators, to the government and commercial customers; including the U.S. Military, Department of Defense, Department of Energy, U.S. Forest Service, and NASA. Sacred Power provides government, commercial, and residential customers with Photovoltaic (PV), Renewable & Distributive Energy systems. These include PV polycrystalline and thin-film, wind turbines, solar hot water systems, solar hot air systems, and other distributive energy systems.

Universal Bioenergy Reports Firms Seeking to Acquire an Operating Interest in the Company

On January 08, 2013, the Company announced that it started preliminary discussions with several companies that have expressed an interest in acquiring an operating interest, or acquiring a significant equity stake, in the Company. The interest has come from companies that include the Company’s creditors, investors, and other firms. The Company has entertained preliminary discussions with these firms to determine the validity of the offers and the strength of the companies expressing an interest in a potential acquisition, or acquiring an operating interest in the Company. There can be no assurance that the preliminary discussions between Universal and these firms regarding their proposals will ultimately lead to a formal offer being made; or if a formal offer is made, that it will result in a completed transaction.

NDR Energy Group Signs Major Contract With Rainbow Energy Marketing to Market Electric Power

On January 22, 2013, the Company announced that NDR Energy Group signed a Master Power Purchase and Sale Agreement with Rainbow Energy Marketing Corporation to sell wholesale electric power. NDR Energy has been engaged in negotiations with several large electric power producers and marketers to purchase their bulk wholesale electric power. NDR Energy will sell the electric power to its electric utility customers to assist them in meeting the base load requirements of their customers, and also sell power to large commercial and industrial customers. Rainbow Energy Marketing is a subsidiary of a large diversified energy industry leader in acquiring, drilling, producing, and reworking oil and gas properties; as well as the wholesale buying and selling of natural gas and electricity throughout the United States and Canada. The company has been in the deregulated electric power industry since 1994, and has been focused on balancing supply and demand needs for electric utilities, independent power producers, and other market participants.

On January 29, 2013, the Company completed the final, and full, conversion of one of its Notes payable, dated July 9, 2012, for a Note with a principle amount of $42,500, and a total of 20,723,759 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

On January 31, 2013, the Company completed the final, and full, conversion of one of its Notes payable dated March 7, 2012, for a Note with a principle amount of $30,000, and a total of 20,909,090 common shares were issued. The final conversion of the Note included $30,000 in principal and $4,500 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $30,000.

NDR Energy Group Announces Approval of FERC License to Market Electric Power

On February 12, 2013, the Company announced that NDR Energy Group received final approval for its “Power Marketing License” from the Federal Energy Regulatory Commission (FERC) in a move that positions the Company to engage in the buying and selling of wholesale and retail electricity. NDR Energy Group intends to market and distribute bulk wholesale and retail electric power to its current electric utility customer base, and its expanding customer base; which will include federal and state agencies, the U.S. military, cities, municipalities, and large commercial and industrial companies. NDR Energy will be able to offer integrated energy solutions that will assist its growing customer base to buy, manage, and use, electricity and natural gas.

NDR Energy Awarded Gas Supply Contract with Southern California Gas

On February 13, 2012, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Southern California Gas Company, a subsidiary of Sempra Energy. According to Southern California Gas Company, Southern California Gas Company is the nation’s largest natural gas distribution utility with 20.9 million customers. Under the terms of the contract NDR Energy Group is to supply the customer with an estimated 20,000 mcf per day, or a total of 560 million cubic feet (bcf) of natural gas for the month of February.

On February 13, 2013, the Company completed the final, and full, conversion of one of its Notes, payable dated May 21, 2012, for a Note with a principle amount of $45,000, and a total of 37,111,112 common shares were issued. The final conversion of the Note included $45,000 in principal and $5,100 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $45,000.

On February 15, 2013, the Company completed a partial conversion one of its Notes payable, dated March 30, 2012, with a principal amount of $123,600. A total of $29,500 worth of the Note was converted, and 29,500,000 common shares were issued for that part of the conversion; which leaves a remaining balance of $69,100 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $29,500. The conversion rate was reduced from $0.005 to $0.001 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0045 on the issue date.

Universal Bioenergy Plans to Launch International Coal Division for Export to Foreign Markets

On February 22, 2013, the Company announced that it is planning to establish a new division that will focus on the sales of coal for export to the international market to generate additional revenues, higher margins, and potential profits. The new division will take advantage of the growing demand for coal in countries whose economies and infrastructure are experiencing high growth, have a greater demand for energy, electric power, and coal, to produce electricity, and to manufacture steel. These countries include China, India, and South Korea, Mexico, and some European countries; including Germany, England, Ireland, and Poland. Executives of Universal Bioenergy have engaged in direct meetings with representatives of the U.S. Department of Commerce in Irvine, California, to assist the Company in its efforts to export coal and other energy products to the international market. The Company will also be working the U.S. Department of Commerce’s offices in those targeted countries to facilitate the export of energy products to companies in those countries.

On March 14, 2013, the Company converted one of its Notes payable, dated August 9, 2012, with a principle amount of $38,000, and issued 30,984,615 common shares for that conversion. The final conversion of the Note included $38,000 in principal and $2,280 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $38,000.

On March 14, 2013, the Company converted one of its Notes payable, dated December 31, 2011, with a principle amount of $40,500, and issued 16,200,000 common shares for that conversion. The final conversion of the Note included $40,500 in principal and $0.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $40,500. The conversion rate was reduced from $0.02 to $0.025 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0029 on the issue date.

On March 15, 2012, the Company completed a partial conversion of one of its Notes Payables, dated December 31, 2010, with a Note amount of $136,000. A total of $60,000 worth of the Note was converted by a non-affiliate assignee, and 24,000,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $76,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by $60,000. The conversion rate was reduced from $0.015 to $0.025 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0029 on the issue date.

On March 18, 2013, the Company completed a partial conversion one of its Notes payable, dated March 30, 2012, with a principal amount of $123,600. A total of $20,000 worth of the Note was converted, and 20,000,000 common shares were issued for that part of the conversion; which leaves a remaining balance of $49,100 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $20,000. The conversion rate was reduced from $0.005 to $0.001 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0029 on the issue date.

On April 4, 2013, the Company completed a partial conversion one of its Notes payable dated March 30, 2012, with a principal amount of $123,600. A total of $49,000 worth of the Note was converted, and 17,391,304 common shares were issued for that part of the conversion, which leaves a remaining balance of $20,100 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $49,000.

On April 9, 2013, the Company completed a partial conversion one of its Notes payable dated March 30, 2012, with a principal amount of $123,600. A total of $20,100 worth of the Note was converted, and 20,100,000 common shares were issued for that part of the conversion, which leaves a remaining balance of $00.00 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $20,100.

On January 11, 2013, a non-affliliated party purchased a portfolio of 14 of the Company’s Notes, with a total principal amount of $3,234,775 from various Note Holders. On April 10, 2013, the Company converted the entire portfolio of these Notes payable, with a principle amount of $3,234,775 and issued 1,568,630,000 common shares for that conversion. The final conversion of these Notes included $3,234,775 in principal and $0.00 in accrued interest that was due on the Notes upon conversion. This leaves a remaining balance of $0.00 on these Notes. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 52.29% of the Company’s outstanding shares of common stock.

(43)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment; including testing, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting to report for this period.

ITEM 9B. OTHER INFORMATION

There is no other information to report with respect to which information is not otherwise called for by this form.

(44)

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

Name	Age	Title

Vince Guest	55	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	48	Senior Vice President, Director

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

Vince M. Guest - President and Chief Executive Officer

Vince M. Guest was appointed as President and CEO on April 14, 2010. He has been a Director of Universal since March 5, 2009. He has over 25 years of professional management experience drawn from Fortune 500 firms in the U.S. His experience includes business management, operations, strategic alliances, energy services, organizational development, marketing, commercial real estate acquisitions, corporate finance, and management of real estate assets; with a combined portfolio value exceeding $2.5 billion. He has arranged over $500 million in corporate capital funding, and commercial and residential financing. He served as President of AmeriCapital Financial Corporation, directing the commercial and residential real estate investment services group for 26 states nationwide. Previously, he served as Director of Energy Services for New Energy Ventures, managing the energy services division for the state of California. He worked as Director of Engineering for Trammel Crow-Winthrop Management; and in management and professional positions at TRW, Citicorp, Bristol-Myers Squibb, and Ingersoll Rand.

Solomon RC Ali - Senior Vice President of Corporate Finance and Investor Relations

Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on March 5, 2009. He was appointed as Corporate Vice President on May 25, 2010. He has over 23 years’ experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management; and is an expert in financial engineering, and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets, and arranged over $250 million in investment capital and structured financing. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures; and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies, and improved their operations and market capitalization value.

Ken Harris – NDR Energy Group - President and Chief Executive Officer

Ken Harris was appointed as President and CEO of NDR Energy Group on April 1, 2011. Ken has 22 years of experience as an Attorney; with experience in business operations, management, negotiations of NAESB supply and purchase contracts, business development, regulatory compliance, operations systems design, and organizational development. Mr. Harris has worked as an Attorney with a legal practice covering business transactions, tort litigation, criminal law, personal injury, and sports agency management. He also serves as a Founder / Partner with the law firm of Ken Harris and Associates. Previously he worked as a Founding Partner for Todd, Parham, Harris and Dixon, a Founding Partner for Harris and Drummond, an Associate with Hoover and Williams, an Associate with Wishart, Norris, Henninger & Pittman, and as a NBA/NFL Sports Agent for Bill Duffy & Associates. Ken also serves as host of the radio talk show “Law 360” on WGIC Radio in Charlotte, North Carolina. Ken received a B.A. in Political Science, and a Juris Doctorate from the University of North Carolina at Chapel Hill. Ken Harris has represented some of the most significant business brands in urban America, and has worked extensively with Magic Johnson Enterprises for over 18 years.

Rickey Hart – NDR Energy Group - Vice President of Business Development

Rickey Hart was appointed to serve as Vice President of Business Development. He originally founded NDR Energy Group, and he has over 25 years of professional experience; which includes 16 years in the oil and gas industry. His industry experience covers operations, marketing, and business development, negotiations of NAESB supply and purchase contracts, sales of natural gas, propane, lubricants, and related energy services. He has also developed new markets for products, sales of pipeline transmission capacity, managed sales teams, and sales and promotions programs for many companies during his career. Previously he worked as a General Manager for New Image Consultants, Marketing Manager for SDS Petroleum Products, and other managerial and professional positions for Jones and Associates, M&S Staff Consultants, and Twentieth Century Fox.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its Board of Directors. In addition, the Company’s Board of Directors has determined that the Company does not have an audit committee financial expert serving on the Board. As the Company develops its operations, it will create an audit and a compensation committee, and will seek an audit committee financial expert for its Board and audit committee.

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

Our officers and directors are now, and may in the future, become shareholders, officers, or directors of other companies; which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.

A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we, or the companies with which the officers and directors are affiliated, both desire to take advantage of an opportunity then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Exchange Act requires our directors, executive officer, and persons who beneficially own more than ten percent of our outstanding common stock, to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership, and where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  Based solely upon a review of the copies of the forms furnished to us, as of December 31, 2012, we believe that all required filings under Section 16(a) for fiscal 2012 to date have been made by our officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

(45)

ITEM 11. EXECUTIVE COMPENSATION

General. Effective April 14, 2010, Vince M. Guest presently serves as the Company’s chief executive officer.

Summary Compensation Table

The following table sets forth for the year ended December 31, 2012 and 2011 compensation awarded to, paid to, our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Vince M. Guest	2012 2011	174,000 174,000	174,000-	- -	- -	- -	- -	- -	384,000 174,000
Chairman of the Board, Chief Executive Officer, Principal Accountant		—	—	—	—	—	—	—	—
Solomon Ali Senior Vice President, Director	2012 2011	174,000 174,000	174,000	- -					384,000 174,000

2012 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2012:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercied Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Vince M. Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2012 and 2011 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Year	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2012 and 2011 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years ($)
NONE

2012 and 2011 NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2012 and 2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vince M. Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

*	Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2012 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total (S)
NONE

2012 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
NONE

2012 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
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

(46)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of December 31, 2012 based on 673,521,813 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Vince M. Guest	Common Stock	17,677,809	2.62%
Solomon Ali	Common Stock	18,906,266	2.81%

All Officers and Directors
As a Group (2 persons)	Common Stock	36,584,075	5.43%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 3,000,000,000 shares of common stock, par value $.001, as of December 31, 2012.

On December 26, 2012, we amended our Articles of Incorporation, and increased our authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve, or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities, and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Preferred Stock

On December 26, 2012, the Board of Directors increased the total number of authorized shares of Preferred Stock to 10,000,000 shares.

On December 26, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The information regarding this issue was originally fully disclosed in the Company’s Form 8-K Report on December 28, 2012.

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

On September 29, 2008, the Company authorized 100,000 Series A Preferred shares, and 232,080 Series B Preferred Shares of stock. The preferred Series A preferred shares have voting rights at the equivalent of 300 shares of common stock to each preferred share of stock. The Series B preferred shares bear no voting rights. On July 22, 2010, the Company cancelled the 100,000 Series A preferred shares of stock, and therefore there were no Series A preferred shares of stock issued and outstanding as of that date. The Series A preferred shares were cancelled by the transfer agent on June 15, 2011, and returned to the Company. As of December 31, 2012, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds.

Options and Warrants:

As of December 31, 2012, there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At December 31, 2012, the Company had no convertible debentures outstanding.

Transfer Agent

On October 25, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows:

Corporate Stock Transfer 3200 Cherry Creek Drive South, Suite 430

Denver CO, 89009

Telephone (303) 282-4800, Fax (303) 282-5800

(47)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 12, 2012, the Company issued 1,000,000 shares of common stock to Richard D. Craven. On June 22, 2012, the Company awarded its Officers, Vince M. Guest and Solomon Ali, a special bonus, in accordance with the terms and conditions of their Employment Agreements, of 1,000,000 shares of common stock to be divided equally between them, or 500,000 shares each. The Officers directed the Company to pay and distribute all of their respective shares of 500,000 each, for a total of 1,000,000 shares to Richard D. Craven. The Officers elected to use their 1,000,000 shares to purchase all of Richard D. Craven’s Member Interests in Varlos Energy Holdings LLC. The Officers each previously owned a respective 33% of the Member Interests of Varlos Energy Holdings LLC. The Officers each own a respective 50% of the Member Interests of Varlos Energy Holdings LLC. The stock closing price was $0.0076 on June 22, 2012, the grant date.

Voting Trust and Control of NDR Energy Group LLC

The Company and Varlos Energy Holdings LLC entered into a Voting Trust, via a Voting Trust Agreement, whereby Varlos Energy granted and transferred its two (2%) percent member interests to the Company; and its Voting Trustee, Vince M. Guest, for the purpose of having the Company to vote Varlos Energy’s member interests in NDR Energy Group LLC, for any corporate lawful act for a period not to exceed Ten (10) years. This Voting Trust vests in the Company, and the Trustee, fifty one (51%) percent (the “Majority”) of the control of the membership ownership interests of NDR Energy Group LLC; and the authority over all of its management and operations decisions, with the combination of the Company’s forty nine (49%) percent member interests, and the voting rights and control of Varlos Energy’s two (2%) percent member interests.

Vince M. Guest. Under Vince Guest's employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on July 1, 2010, and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term, and an annual increase of at least eight percent (8%) thereafter. The agreement also provides Vince Guest with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’s programs to acquire options or equity incentive in common stock subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off, and indemnification and liability coverage. We can terminate Vince Guest's employment with cause or without cause upon certain written notice; and Vice Guest can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on July 1, 2010, and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least eight percent (8%) thereafter. The agreement also provides Solomon Ali with a monthly or quarterly bonus of five percent (5%) of net profits.  The agreement also provides for participation in the Company’ s programs to acquire options or equity incentive in common stock subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off, and indemnification and liability coverage. We can terminate Solomon Ali's employment with cause or without cause upon certain written notice; and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for audit of the Company’s annual financial statements for 12 months ended December 31, 2012, was approximately $39,000.00 The aggregate fees billed by Bongiovanni & Associates, CPA’s for review of the financial statements included in the company’s Forms 10-Q for Fiscal year ended 2012 was approximately $10,500.00

Audit-Related Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2012 and 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.00 and $0.00, respectively.

Tax Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice, and tax planning for the years ended December, 31, 2012 was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice, and tax planning for the years ended December, 31, 2012 and 2011 were $0.00 and $0.00.

All Other Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for products and services other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December, 31, 2012 was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for products and services other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended December, 31, 2012 and 2011 $0.00 and $0.00 respectively.

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

(48)

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibit No.		Exhibit
2.1		The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor's Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21st December 2006 (the "Order"). (3)
2.2		Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)
3.1		Articles of Incorporation (1)
3.1(a)		Amendment to Articles of Incorporation (7)
3.2		Bylaws
3.3		Amendment to Articles of Incorporation (2)
10.1		Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, inc., and Mortensen Financial Limited dated October 24, 2007. (2)
10.2		Universal Bioenergy North America, Inc. promissory note in favor of LaCroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)
10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal Bioenergy and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal Bioenergy and Vince M. Guest (5)
10.7		Employment Agreement by and between Universal Bioenergy and Solomon Ali (5)
14.1		Code of Ethics (5)
21	*	Subsidiaries
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6) (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.
(5)	Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on August 12, 2010.
(6)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on December 28, 2012

(49)

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 15, 2013	By:	UNIVERSAL BIOENERGY, INC. s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	By:	/s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director
Date: April 15, 2013	By:	/s/SOLOMON ALI
Solomon Ali
Senior Vice President and Director

Exhibit 21 Subsidiary

 NDR Energy Group LLC

Texas Gulf Oil & Gas, Inc.