Form 10-Q
period 2013-03-31
Universal Bioenergy, Inc.
filed 2013-05-20
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐   No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2013
Common stock, $0.001 par value	2,538,903,268

(1)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………... 24

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………….………………….. 24

(2)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

(3)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS AS OF:

ASSETS:
	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash	$2,675	$2,274
Accounts receivable	3,819,006	4,800,967
Other loans	600	600
Total current assets	3,822,281	4,803,841

PROPERTY AND EQUIPMENT - net	6,335	6,989

OTHER ASSETS:
Accounts receivable - other	52,639	10,050
Investments	2,919,500	2,919,500
Intangible assets	250,000	250,000
Deposit	7,453	7,452
Total other assets	3,229,591	3,187,002

TOTAL ASSETS	$7,058,207	$7,997,832

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$4,016,833	$4,983,318
Other accounts payable and accrued expenses	395,922	185,422
Accrued interest payable	530,155	468,572
Line of credit	6,618	7,942
Current portion of long term debt	2,281,123	248,395
Derivative liability	225,393	350,237
Advances from affiliates	4,250	4,250
Total current liabilities	7,460,295	6,248,136

Long-term Debt
Notes payable	655,705	2,261,406
Notes payable - related parties	568,059	934,728
Total Long-term Debt	1,223,764	3,196,134
Principal reductions of notes payable and line of credit

TOTAL LIABILITIES	8,684,059	9,444,270

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
March 31, 2013 and December 31, 2012, respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
March 31, 2013 and December 31, 2012, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized;
852,950,389 and 673,521,813 issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively	852,950	673,522
Additional paid-in capital	20,936,246	20,546,023
Noncontrolling interest	(268,773)	(263,836)
Accumulated deficit	(23,146,507)	(22,402,379)
Total stockholders' deficit	(1,625,853)	(1,446,438)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,058,207	$7,997,832

The accompanying notes are an integral part of these consolidated financial statements.

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Quarters Ending
	3/31/13	3/31/12

REVENUES	$12,400,975	$13,007,160

COST OF SALES	12,382,523	12,989,939

GROSS PROFIT	18,452	17,221

OPERATING EXPENSES:
General and administrative	291,346	430,385
Sales and marketing	292	9,502
Depreciation and amortization expense	654	654
Total operating expenses	292,293	440,541

LOSS FROM OPERATIONS	(273,840)	(423,320)

OTHER INCOME (EXPENSE):
Other income	1,109	4,295
Initial (loss) on embedded derivatives issued	(17,929)	—
Change in fair value of derivative liabilities	(106,176)	—
Interest (expense), including amortization of beneficial conversion feature	(352,229)	(277,557)
Total other expense	(475,225)	(273,262)

(LOSS) FROM CONTINUING OPERATIONS	(749,066)	(696,582)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	—

Net (Loss)	(749,066)	(696,582)

Net income (loss) attributable to noncontrolling interest	(4,937)	(41,952)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(744,128)	$(654,630)

Principal reductions of notes payable and line of credit
Basic and diluted loss per share	$(0.00)*	$(0.01)

Weighted average of shares outstanding	184,927,248	57,398,748

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Quarters Ended
	3/31/13	3/31/12

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(749,066)	$(696,582)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation expense	654	654
Common stock issued for dividend	—	—
Common stock issued for services	—	5,000
Amortization of Beneficial conversion features	726,466	146,666
Loss from sale of equipment	—	—
Loss on embedded derivatives	—	—
Changes in assets and liabilities:
Accounts receivable	981,961	7,957,044
Prepaid expenses and other assets	(42,589)	39,063
Accrued expenses and other liabilities	270,760	191,592
Accounts payable	(966,485)	(7,934,972)

Net cash provided by (used) in operating activities	221,701	(291,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	—	—
Net cash provided by (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal reductions of notes payable and line of credit	(285,500)	(316,884)
Proceeds from notes payable issued and line of credit	64,200	626,864
Net cash provided by (used) in financing activities	(221,300)	309,980

INCREASE (DECREASE) IN CASH	401	18,445

CASH, BEGINNING OF YEAR	2,274	3,706

CASH, END OF YEAR	$2,675	$22,151

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—
Investment in membership acquisition by issuing notes payable		$2,000,000
Issuance of common stock for the conversion of debt	$285,500	$485,138
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$13,580	$18,764
Beneficial conversion feature of convertible notes payable	$1,138,941	$2,565,787

The accompanying notes are an integral part of these consolidated financial statements.

(6)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Our principal and administrative offices are located at 19800 MacArthur Blvd., Suite 300, Irvine, California, 92612. Our telephone number is 949-559-5017.

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

Whitesburg Friday Branch Mine LLC

On February 20, 2012, the Company expanded into the coal energy market by the acquisition of forty percent (40%) of the Member Interests of Whitesburg Friday Branch Mine LLC, “Whitesburg”, a Kentucky limited liability company. “Whitesburg” is engaged in the business of coal mining, operations, and coal production, at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Letcher County, Kentucky, for the marketing of “Thermal/Steam” non-coking coal in the United States of America. The Whitesburg Mine operates, mines, and markets thermal coal for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and do not include any underground mining.

Company History

Universal Bioenergy, Inc. (UBRG) was incorporated on August 13, 2004, under the laws of the State of Nevada.

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

On February 27, 2013, the Company announced it had established a new division that will focus on the sales of coal for export to the international market. The new division will take advantage of the growing demand for coal in countries whose economies, and infrastructure are experiencing high growth, have a greater demand for energy, electric power and coal to produce electricity and to manufacture steel. These countries include China, India, South Korea, Mexico and some European countries, including Germany, England, Ireland and Poland.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim, unaudited, condensed, consolidated, financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the footnotes thereto for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

(7)

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

Management has considered the various factors discussed in ASC 605-45-14-4-c and ASC 605-45-45 and believe that our natural gas purchase and sale transactions are appropriately reported gross rather than net. Generally the Company is the primary obligor in the arrangement, and the Company has latitude in establishing price, discretion in supplier selection, and credit risk in the event our customer defaults on the transaction. Additionally, the Company’s supplier is not the primary obligor in the arrangement, and the amount the Company earns is not fixed. Those transactions where the Company operates as an agent or broker for either the supplier or the customer at a fixed fee are reported net.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012 the Company had no cash equivalents.

Property and Equipment

Property and equipment is recorded at cost, and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired, or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/Amortization Period
Building	40 Years
Plant Equipment	15 Years
Furniture and Fixture	3 Years
Office Equipment	3 Years
Leasehold improvements	5 Years

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets", goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired, and accounted for, under the purchase method acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter; or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long-lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit; including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount; which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits; which may require periodic adjustments. At September 30, 2011, the Company did not record any liabilities for uncertain tax positions.

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

Earnings Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock, were exercised; or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Diluted loss per share is the same as basic loss per share because the effects of the additional securities, a result of the net loss would be anti-dilutive.

The Company's financial instruments consist primarily of cash, and accounts payable.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange, or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”); which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value; which focuses on an exit price that would be received upon sale of an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information; and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value

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

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all, of its indefinite-lived intangible assets; or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(8)

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net Loss for common shareholders	$(744,128)	$(654,630)

Weighted average common shares outstanding	$184,927,248	$57,398,748

Basic and fully diluted net loss per share	$(.00)	$(.01)

Net loss per share is based upon the weighted average shares of common stock outstanding

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 852,950,389 shares of common stock issued and outstanding as of March 31, 2013.

On June 6, 2012, our Board of Directors passed a resolution, and declared a stock dividend to distribute to all registered shareholders of record on or before July 13, 2012, on a 10 for 2 basis. The Company issued two (2) shares of common stock for every ten (10) shares of common stock held by the shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

For First Quarter Period Ending March 31, 2013

At March 3, 2013, there were no outstanding stock options or warrants.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013	December 31, 2012
Equipment	$13,094	$13,094
Land	-	-
Building	-	-
Accumulated depreciation	(6,759)	(6,105)
Total	$6,335	$6,989

There was $654 and $654 depreciation expense for the three months ended March 3, 2013 and 2012 respectively.

(9)

NOTE 7 – NOTES PAYABLE

	March 31, 2013	December 31, 2012

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,300	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price changed to $0.002 by Board.	4,800	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board. On March 15, 2013, $60,000 worth of the Note was converted by a non-affliate assignee, leaving a balance of $76,000.	76,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Conversion price was changed to $0.005 by Board Resolution. Converion price changed to $0.015 by Board.	65,000	65,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board.	202,200	202,200

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on May 11, 2012 to another creditor, and an additional late fee of $5,000 was added to the principal of the note. Conversion price changed to $0.002 by Board.	130,000	125,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board.	151,400	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02. Conversion price changed to $0.0025 On March 14, 2013 this Note was converted to stock.	—	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board.	162,175	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion. Conversion price changed to $0.002 by Board.	2,000,000	2,000,000

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board.	122,800	122,800

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On January 31, 2013, this Note was converted to stock.	—	30,000

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board.	70,000	70,000

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On November 20, 2012, $25,000 worth of the Note was converted leaving a $98,600 balance. On February 15, 2013, $29,500 worth of the Note was converted leaving a $69,100 balance.	69,100	98,600

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	75,000	75,000

On May 21, 2012 the Company entered into a eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On February 13, 2013, this Note was converted to stock.	—	45,000

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	31,100	31,100

On June 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $50,200 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	50,200	50,200

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	174,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	174,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	35,250

On July 9, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Conversion price changed to $0.002 by Board. On January 29, 2013, this Note was converted to stock.	—	42,500

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.	36,000	36,000

On July 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $52,600 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	52,600	52,600

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Conversion price changed to $0.002 by Board. On March 13, 2013, this Note was converted to stock.	—	38,000

On August 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $21,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	21,000	21,000

On September 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $57,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board.	57,500	57,500

On October 10, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500	42,500

On October 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $15,403 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	15,403	15,403

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100	135,100

On December 5, 2012 the Company entered into an seven (7) month convertible Promissory Note with a non-related creditor for $51,500 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	51,500	51,500

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	121,150	121,150

On December 31, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500	42,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500	162,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400	50,400

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000	130,000

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851	39,851

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	18,000	—

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. (Asher Enterprises)	42,500	—

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	950	—
Total long-term note payable	$4,747,386	$4,966,436
Less Current portion	(2,281,123)	(248,395)
Less Debt discount	(106,309)	(125,091)
Less Beneficial Conversion Feature	(1,138,941)	(1,401,908)
Long-term portion of notes payable	$1,221,013	$3,191,042

(10)

Principal maturities of notes payable as of March 31, 2013, for the next five years and thereafter is as follows:

2013	$903,283
2014	$2,875,702
2015	$786,953
2016	$21,700
2017	$ -0-
Total	$4,750,138

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

(11)

Embedded Derivatives

Notes that are convertible at a discount to market are considered embedded derivatives. For more information on the Notes affected, refer to Management’s Discussion and analysis, and the above list.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data; requiring judgment and estimates.

The Company issued convertible Notes, and has evaluated the terms and conditions of the conversion features contained in the Notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Notes and warrants, and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income, or expense at each balance sheet date.

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.14% to 0.15%, grant dates of Notes, the term of the Notes, conversion prices ranging from 30% to 50% of current stock prices on the measurement date ranging from $0.0013 to $0.0022, and the computed measure of the Company’s stock volatility, ranging from 185.15% to 186.83%.

Included in the March 31, 2013, is a derivative liability in the amount of $225,393 to account for this transaction. This liability arose in the second quarter of 2012, and the balance was $350,237 as of December 31, 2012. It will be revalued quarterly henceforth, and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, are $124,105 and $0 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

NOTE 8 - INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements, tax bases of assets, and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $6,500,000; which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management, based upon the earning history of the Company it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the three months ended March 31, 2013 and 2012 consist of the following:

	March 31, 2013	March 31, 2012
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$2,210,000	$1,538,000
State	585,000	402,000
	2,795,000	1,940,000
Valuation allowance	(2,795,000)	(1,940,000)
(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2013	March 31, 2012

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31, 2013	March 31, 2012

Total deferred tax asset	$2,795,000	$1,940,000
Valuation allowance	(2,795,000)	(1,940,000)

Net deferred tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $13,265,000; however, in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore, this loss of approximately $6,500,000 is available to offset future taxable income through 2028.

During the three months ended March 31, 2013 and 2012 the valuation allowance increased by $1,140,000 and $250,000, respectively.

NOTE 9 – RELATED PARTY TRANSACTION

Related party transactions reported for this period are as follows:

There are no Related Party Transactions to report for this period.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending March 31, 2013. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K for the period ended December 31, 2012.

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

Pursuant to the Agreement, and following the execution of the Amendment, the parties properly and timely performed all terms and conditions as required pursuant to the Agreement, and therefore the transaction contemplated by the “Member Interest Purchase Agreement” (Agreement); and the Amendment was “closed” on February 20, 2012.

The completion of the acquisition was approved by the Board of Directors of the Company.

“Whitesburg” is engaged in the business of coal mining, operations, and coal production at a coal mining property known as the Whitesburg Friday Branch Mine, located at Friday Branch Road, in Whitesburg, Kentucky, for the marketing of “Thermal/Steam” non-coking coal in the United States of America.

Thermal/Steam coal is used as a primary source of energy for coal fired powered plant electric generation. The Whitesburg Mine operates, mines, and markets thermal coal in Letcher County in eastern Kentucky for sale to electric utilities for use in coal fired power plant electric generation. The Whitesburg mining operations are the surface and high wall mining type and do not include any underground mining. Whitesburg’s management has represented that it owns the leases for the coal mineral rights, and has the requisite mining permits from the State of Kentucky. Whitesburg Friday Branch Mine started full mining production in March 2012, and currently has coal on the ground ready to be delivered to its customers.

Universal’s management believes that the association with Whitesburg for the production and marketing of high grade thermal coal should give it a high margin energy product to sell to its electric utility and coal production customers.

Additional Summary of the Purchase Agreement

The Company was granted the right, but not the obligation, to conduct exploration, drill and develop the real property, to produce and market any and all Petroleum and Natural Gas (methane) and related hydrocarbons produced from the development the real property owned, managed or controlled by Whitesburg Friday Branch Mine, and from all geological formations under the property, and Leases, and/or from any new and/or existing gas wells.

The Company shall be granted One (1) Seat on “Whitesburg’s” Board of Directors, or appointed as a Managing Member to represent the interests of the Company and its shareholders, according to Whitesburg’s Operating Agreement.

Management determined that the Company was the acquirer in the business combination in accordance with FASB codification Topic 805, "Business Combinations", based on the following factors: (i) there was not a change in control of the Company since neither Whitesburg, nor any of the sellers obtained a controlling financial interest (ownership either directly or indirectly of more than 50 percent of the outstanding voting shares of the Company), or the power to control the Company through a lesser percentage of ownership by contract, lease, agreement with other stockholders, or by court decree; (ii) the Company was the entity in the transaction that issued its equity instruments (if any); and in a business combination, the acquirer usually is the entity that issues its equity interests; (iii) the Company’s pre-transaction directors retained the largest relative voting rights of the Company post-transaction; (iv) the composition of the Company’s current board of directors and management has not changed during this acquisition. The Company had no pre-existing relationship with Whitesburg.

NOTE 11– COMMITMENTS AND CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended March 31, 2013.

On April 1, 2013 the Company entered into an seven (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On April 12, 2013, the Company completed a partial conversion one of its Notes payable dated March 30, 2012, with a principal amount of $123,600. A total of $20,100 worth of the Note was converted, and 20,100,000 common shares were issued for that part of the conversion, which leaves a remaining balance of $00.00 of the principal of the Note. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $20,100.

On April 10, 2013, the Company converted a portfolio of 14 Promissory Notes payables, with a principle amount of $3,234,775 into common shares of stock and issued 1,568,630,000 common shares for that conversion. Previously, on January 11, 2013, a non-affliliated party purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders with a total principal amount of $3,234,775. The final conversion of these Notes included $3,234,775 in principal and $0.00 in accrued interest that was due on the Notes upon conversion. This leaves a remaining balance of $0.00 on these Notes. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s outstanding shares of common stock.

On April 15, 2013, the Company converted one of its Notes payable, dated August 30, 2010, with a principle amount of $25,300, and issued 22,000,000 common shares for that conversion. The final conversion of the Note included $25,300 in principal and $00.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $59,100 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $25,300.

On April 16, 2013, the Company completed the final, and full, conversion of one of its Notes payable, dated October 10, 2012, for a Note with a principle amount of $42,500, and a total of 35,923,077 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

On April 24, 2013, the Company completed a partial conversion one of its Notes payable dated March 30, 2012, with a principal amount of $123,600. A total of $49,000 worth of the Note was converted, and 39,299,802 common shares were issued for that part of the conversion. No accrued interest was due on the Note upon conversion. This conversion of debt reduced the Company’s Notes Payables by $49,000. A $49,000 portion of the original Note for $123,600 was acquired from the Note Holder by a non-related party. The $49,000 portion of the Note was purchased for $56,000, (for a premium of $7,000), and a modified note was issued for $56,000. This leaves a remaining balance of $7,000 of the principal of the Note.

On April 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

(13)

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $23,146,507 from its inception to March 31, 2013. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

These factors raise doubt about the ability of the Company to continue as a going concern if the Company does not continue to raise sufficient amounts of capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations, and/or the discovery, distribution, and marketing of its supplies of natural gas, propane, and coal reserves.

The negative working capital at March 31, 2013, is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital; the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead, from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities, should enable us to greatly improve our cash flow and increase our working capital.

Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital from our current investors and creditors to achieve our goals and objectives. However, such financing from these investors and creditors may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital may have a material adverse effect on our business. We believe, although we cannot guarantee, and remain confident, that we will be able to raise capital in sufficient amounts to execute the business strategies, plans, and decisions that have been made by the Company, and to meet the potential challenges.

The Company, in association with its investors and creditors, was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending March 31, 2013. We were also able to proceed with the acquisition of the ownership interest in a coal mining company; which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2013 and beyond.

NOTE 14 - CONCENTRATIONS

At March 31, 2013, 94% of the Company's accounts receivable was due from a single customer, during the three months ended March 31, 2013, and 85% of total revenue was generated from a single customer, for the three months ended March 31, 2012.

NOTE 15 - INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC.

In 2011, the Company acquired a 7.5 percent interest in Progas Energy Services. The fair market value of which has not been established. Also in 2011, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established

Partnership	Percentage of Ownership	Book Equity 12/31/11	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 3/31/13
Progas Energy Services	7.5%	$189,500	$0	$5,564	$195,064
Whitesburg Friday Branch Mine, LLC	40%	$700,000	$2,000,000	$0	$2,700,000
Totals	$889,500	$2,000,000	$5,564	$2,895,064

* * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Universal Bioenergy, Inc. and its subsidiaries, unless the context requires otherwise.

(14)

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

Included in this annual report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future”, and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, and any changes in current accounting rules, planned capital expenditures, potential increases in prospective production costs, future cash flows and borrowings, pursuit of potential acquisition opportunities, the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes, changes in environmental regulation, and disclosure requirements under the Dodd-Frank Wall Street Reform and the Jobs Act of 2012 ), our financial position, business strategy and other plans, objectives for future operations, difficulties of hiring or retaining key personnel, and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted, at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements, to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as other factors that we are currently unable to identify or quantify but that may exist in the future.

We based the forward-looking statements on our current expectations, estimates, and projections about ourselves and the industries in which we operate in general. We caution you, these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

  Fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins.
  Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks, and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance.
  Failure of new products and services to achieve market acceptance.
  Unexpected technological or commercial difficulties in manufacturing, refining, or transporting our products.
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
  Inability to obtain economical financing for projects, construction, or modification of facilities and general corporate purposes.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake, and specifically decline, any obligation to update any forward-looking statements.

Overview of Our Company

Universal Bioenergy Inc. is an independent diversified energy company, headquartered in Irvine, California. Our common stock is presently listed on the OTC Markets Group under the trading symbol “UBRG”. Our Company was incorporated on August 13, 2004, in the State of Nevada, under the name of Palomine Mining Inc. On October 24, 2007, we changed our name from Palomine Mining Inc. to Universal Bioenergy Inc. to better reflect our new business plan and strategic direction.

Our primary business focus is the production, marketing, and sales of natural gas, propane, coal, oil, and alternative energy. Through our subsidiary NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group, we have contracts signed with 30 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

We are also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

Recent Developments and Significant Accomplishments

NDR Energy Signs MOU with Sacred Power to Market Solar and Wind Systems

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

(15)

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

Universal Bioenergy Launches International Coal Division for Export to Foreign Markets

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

NDR Energy Awarded Gas Supply Contract with Ameren Illinois

In April 2013 NDR Energy was awarded a contract to supply natural gas to Ameren Illinois, the third largest natural gas distribution utility in Illinois. The parent company, Ameren Corporation is one of the largest investor owned utilities in the nation, and provides natural gas and electric service to approximately 2.4 million electric customers and nearly one million natural gas customers. Its parent company is traded on the NYSE.

NDR Energy Signs MOA with JSG Solar to Build a $167 Million Solar Power Farm

On May 6, 2013, NDR Energy Group signed a Memorandum of Agreement (MOA) with JSG Solar Inc., to build a solar power farm in eastern North Carolina, with an estimated cost of $167 million. The solar power facility would be owned by NDR Energy Group and built to generate 100MW (megawatts) of electricity for sale to public utilities in the North Carolina service area. NDR Energy Group is in discussion with an investment group in Ireland to obtain the required capital to build the facility. NDR Energy is also in discussions one of the largest electric power companies in the United States, that supplies and delivers energy to approximately 4 million customers to sell them the electric power via a 25 year term Power Purchase Agreement (PPA). The project is projected to generate an estimated $301 million in revenues over 25 years.

The final terms and conditions of the transaction are being negotiated, and will be determined in the definitive agreement. No assurances can be provided that a definitive agreement will be executed. Execution of a definitive agreement is subject to among other things, confirming due diligence by Universal, NDR Energy Group, standard regulatory approvals, and other conditions and approvals by both companies’ management and board of directors. The Company and NDR Energy Group can provide no assurances that the project will be constructed, and that if it is constructed it will be profitable for Universal.

NDR Energy Group Sets New Natural Gas Sales Record for April

In April 2013, NDR Energy Group sold an estimated 1.51 billion cubic feet (Bcf) of natural gas, setting a new record for the month April. The volume of natural gas sold by NDR Energy set a new record for April, is the highest in the Company’s history for April, and tops the previous record sales of 1.4 billion cubic feet of gas in April 2010. The 1.51 billion cubic feet of natural gas sold in April is a 8% increase over the 1.4 billion cubic feet of natural gas sold for the month of April 2010. The 1.51 billion cubic feet of natural gas sold in April also represents a 103% increase over the 0.74 billion cubic feet of gas sold for April of 2012.

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

Mergers and Acquisitions

We plan to continue our growth by means of mergers and acquisitions of other companies in the natural gas, propane, petroleum, coal, and alternative energy industries. This may also include liquefied natural gas (LNG), compressed natural gas (CNG), biofuels, syngas, and acquisitions of patented energy technologies.

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

Own Our Oil and Gas Supply

We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories to market and distribute directly to our growing customer base.

Increase Operating Income

We intend to increase our operating income and earnings by obtaining our gas at the wellhead at the producers’ price; and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

CORPORATE FINANCE

The Company’s Capital Structure

In management’s efforts to grow and expand the Company, we must obtain the necessary capital to achieve those objectives, and decide on the best methods to obtain that capital and the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock), or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy, and the credit markets.

Potential investors in any company, including ours, will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution, and revenues. The ultimate question for management is: How do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company; however, one that the investor could lose if the Company were to fail?. Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit, markets, and other circumstances at the time, and reached the following conclusions:

(16)

Equity Financing - Management decided not to raise capital through an equity offering in its initial start-up and development stage for a variety of reasons.

(1) The Company would have had to go through the process of filing a registration statement.

(2) The direct and indirect flotation costs of the issuance of an equity capital raise could have run $250,000 or more; and the Company did not have those funds available.

(3) It would have been very difficult to get an investment banker to underwrite a new issuance for a development stage company with a limited operating history and revenues.

(4) Many investors did not want to take an equity position in the Company at that time, and the corresponding risks of ownership.

(5) The issuance of equity to these investors, after resolving the potential regulatory hurdles, legal issues, time constraints, and costs, would have resulted in immediate dilution for the other shareholders; giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate, and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

Debt Financing – Management elected to raise capital for the Company through debt financing for the following reasons:

(1) Due to the Companies rapid growth, it had immediate and continuous need for capital.

(2) The investors were more willing to invest funds more expeditiously, and take a creditor’s position instead of as an owner by taking an equity position.

(3) With those immediately available funds management could grow the Company rapidly, and create short-term economic value to the Company by closing on several target mergers and acquisitions prior to any equity dilution taking place.

(4) The investors were issued Promissory Notes that were unsecured without any collateral (taking a high risk).

(5) The Notes required no monthly payments which allowed us to use that free cash flow for operating expenses; reduced our cash outlays, interest payments, and improve our budget plans, and forecast our cash flow.

(6) The investor received the potential upside of conversion of the Notes into equity while protecting our downside with the use of the cash flow.

(7) Should the investors decide to convert their respective Notes into common stock, then the corresponding debt represented by that Note would be eliminated from the Company’s balance sheet. The respective investors typically will convert the principal balance on their Notes in 25% to 33% portions, and usually will not convert their Notes into more than 4.99% of the Company’s outstanding shares of stock at any time.

(8) The tax benefits of debt financing are that it’s less expensive while the Company is taxed on earnings, it is not generally taxed on borrowed money, and the interest on the Notes is tax deductible.

(9) Since the investors do not have any equity interests in the Company, they also have no voting rights or other control over the management of the Company, its operations, and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors, through an equity or bond offering.

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

Presently NDR Energy Group turns over its accounts receivables for the sale of natural gas about 7 to 12 times per year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days to invoicing them on a weekly basis. While there can be no guarantees, management believes that if implemented, this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices. This change coupled with the use of an accounts receivables factoring line will give NDR Energy the ability to purchase gas from our suppliers at larger discounts; thereby increasing the overall profit margin to as much as $0.07 to $0.20 per mcf (MMBtu) in the sale of gas to our existing customers.

The growth and position of NDR Energy Group will be further enhanced once the Company is able to sell off its account receivables. NDR Energy Group will then have the ability to purchase and sell gas more often; for example, on a daily and weekly basis instead of just on a monthly basis or longer. We believe this would also allow us to generate more accounts receivables, and purchase even larger quantities of gas. The profit margins for the sales of gas on the daily “Spot Market” and the weekly sales of gas is, in our estimation, significantly higher by as much $1.00 to $5.00 or more in the winter months than the margins on the NYMEX futures market. Therefore, it is critical that NDR Energy Group have access to accounts receivables (AR) funding line and Letters of Credit so it may take advantage of opportunities and discounts to sell gas on the daily and weekly time frames. It will also enable NDR Energy Group to develop new gas supplier relationships and agreements with better terms, conditions, and less restrictive repayment policies. There can be no assurances that these objectives can be attained.

Our Utility Customers

All of our utility customers are typically multi-million and multi-billion dollar municipally owned, or Fortune 500 investor owned publicly traded utilities with strong Standard & Poor’s credit ratings. We generally enter into a purchase or sales agreement with the customer and/or supplier using the North American Energy Standards Board (“NAESB”) “Base Contract for Sale and Purchase of Natural Gas”; which is the standard agreement used in the natural gas industry. The contract terms are usually 1 to 5 years to supply gas to its customers; however, in some cases shorter terms of 1 to 6 months will be considered for some customers. We will invoice the customers between the 10th and 15th of each month for the previous month’s gas sales; and the customer, in accordance with our “Purchase Agreement”, sends us full payment via wired funds by the 25th of the month, or 10 to15 days after receipt of the invoice. The customers have paid all of the invoices for the delivery of gas for the last 5 to 7 years without fail. This further reduces the risk to our Company and our shareholders.

Terminated Agreements

There are no terminated agreements to report for this reporting period.

(17)

THE COMPANY’S FUTURE PLANS AND OUTLOOK

Stock Dividends and Distributions

Due to management’s strong confidence in the current and future growth and expansion of the Company, it is considering additional ways to bring more value to our shareholders. We are considering, but can provide no assurances as to implementation, the following proposals for dividends and distributions:

  A special dividend in the form of common stock;
  Regular dividends issued in stock or cash (subject to the Company’s future earnings and availability of funds);
  A dividend in the form of Preferred stock, or Preferred stock with the option to convert them to common stock. The issuance of any options or its exercise at a cost would be subject to SEC guidelines and a possible registration of an offering.
  The issuance of warrants or options to buy additional shares from the Company, (subject to SEC guidelines).

In addition to potential price appreciation of the common stock, this could provide the shareholders with additional current income, cash flow, and (although we cannot guarantee it) the potential to earn higher returns from these stock dividends and distributions than they might earn on their other investments.

The Company’s management is currently evaluating the above proposals, and others in this regard, and its potential benefits to the shareholders and impacts on the Company. However, no decisions have been made regarding this matter. We believe this will reward our loyal shareholders for their ongoing support, and to give them a greater stake in our Company.

Universal Bioenergy Considers Changing Its Name

Our management is presently considering changing its name to reflect its current business model and its future growth as it continues to expand its marketing of natural gas, propane, petroleum, and thermal coal. The name Universal Bioenergy, reflected our original plans to produce and market “green” energy technologies; such as biodiesel fuel, solar, wind, wave, and other technologies. In December 2009, after conducting its business summit in Las Vegas, Nevada, on January 12, 2010, we announced that it was charting a bold new course for our Company. We shut down our biodiesel refinery in Nettleton, Mississippi in 2010, and later on March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery. This marked our exit from green energy technologies, and to grow and expand into more profitable conventional energy products and technologies. The name “Universal Bioenergy” has also caused some confusion in the minds of potential shareholders and investors because we no longer market and produce “green energy” products. We believe a strategic name change will help us to build a better “brand”, improve our image, attract more shareholders and investors, and more fully reflect the emphasis of our current and future business trends in the marketplace. On June 18th 2010, the majority of the shareholders, and the Board of Directors each approved separate Resolutions to amend the Articles of Incorporation granting the Board of Directors the right to change our Company’s name. On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation; which granted the Board of Directors the full right and authority to change the name of the Company at a future date without any shareholder action or approval.

Universal Bioenergy – Considers Options for Merger, Acquisition or Consolidation

Our management is considering the possibility of completing a merger or consolidation with another company to increase its market share, share price, market value, expand horizontally into other national or international geographical markets, expand vertically and create more value for its shareholders. Our Company’s management is currently evaluating the possibility of a merger or consolidation and its potential benefits and impacts on our Company; however, no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines, and our corporate By-Laws.

The issues and benefits that would have to be considered include:

  The potential value of the synergies and strategic fit of the target or acquiring company.
  The financial, accounting, tax, and legal effects.
  The acquisition or sell of stock and/or assets of either company.
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
  Potential increase in the price of our common stock.
  Economies of scale from the two companies combined resources.
  Potential reductions in operating costs.
  Potential to increase the earnings and earnings per share of the Company.
  The potential to create more value for our shareholders.

Plans to Up-List to NASDAQ or other National Stock Exchange

Based on our growth by mergers, acquisitions, revenues, and future plans for expansion, our management is evaluating and positioning our Company to potentially qualify, and apply to up-list, to a major national stock exchange; which stock exchanges list similarly situated energy technology companies such as NASDAQ, NYSE Amex Equities, or others. Our management has already been in discussions with several investment bankers, advisory firms, and our securities counsel to review the exchange requirements, legal issues involved, improving our capital structure, procedural guidelines, and other related issues to qualify to be listed on one of the major national exchanges. Management believes that if we can successfully position our company to qualify to meet the listing requirements for one of the stock exchanges it would greatly increase our market value, and should make it attractive to more retail and institutional investors. We also feel this would be of great benefit to our shareholders. No assurances can be provided that this aspect of our long-term business plan will be achieved.

Consideration of Reverse Stock Split

As an additional requirement to qualify to be listed on one of the major national stock exchanges, management, in consultation with its accountants, auditors, investment advisors, and securities counsel, is considering the options of the benefits of implementing a reverse split of its common stock. If a reverse stock split were affected, it would result in a reduction in the number of the Company’s outstanding shares, and a corresponding increase in the price of our stock or its earnings per share. Some of the factors under consideration are:

  Improving the liquidity and marketability of the stock to a more popular trading range to make it more attractive to institutional and other major investors.
  Increase the price to a range to reflect the revenues, growth, and stability of the Company.
  Increase the price to qualify for the minimum share price requirements to qualify for a major stock exchange such as NASDAQ or NYSE/AMEX.
  The Company may consider purchasing the shares of some of the minority shareholders.
  Allow the Company to raise more capital for its growth and expansion.

Management believes that the current stock price is currently undervalued, the share price does not fully reflect its true value in proportion to its operating fundamentals, and is not based on the Company’s rapid growth, revenues, acquisitions, and plans for expansion. Many institutional investors and investment funds have guidelines that prevent them from investing in our common stock at the current prices that the stock trades at. With a high stock price, it is possible that many institutional investors, larger private equity firms, hedge funds, pensions, and trusts that were previously prohibited from acquiring our shares could then purchase our shares. The reverse stock split of our shares of common stock may also help to create greater investor interest in the Company by producing a share price the common stock for our Company that is more consistent with other high growth companies of our size in our in the market place. If a reverse stock split was implemented it would reduce the amount of outstanding shares, increase our share price, and help the Company qualify to up-list to a major stock exchange such as NASDAQ, or NYSE/AMEX. Management believes this would be beneficial to our shareholders.

Our management is currently evaluating the possibility of a reverse stock split and its potential benefits and impacts on our Company; however, no decisions have been made regarding this matter. Any final proposals regarding this matter would be presented to the Board of Directors and the shareholders for approval as required by Federal and State laws, guidelines, and our corporate By-Laws.

(18)

Interest from Companies Wanting to Acquire Universal Bioenergy or its Assets

Management has on occasion received unsolicited letters of interest from several companies over the past few months that have expressed an interest in acquiring the Company, acquiring a large equity stake in the Company, or in purchasing some of its assets; such as our outstanding corporate debt, or electric utility customer contracts. These have come from companies that include, but are not limited to, our creditors, our investors, and other parties. The offers have been made either directly from those companies or through their representatives; in which case some of the companies have desired to remain anonymous for a period of time.

Management cannot initially determine the validity of the offer, and the strength of the companies expressing an interest in a potential acquisition, without opening some exploratory discussions and some reasonable measure of preliminary due diligence. Management will typically review all of these potential inquiries, or expressed interest. to ascertain if the offer is genuine, their true motivations, and attempt to gauge the real level of interest of the offer, prior to presenting it to the Board of Directors. In the event that management determines that an offer is serious, it may open discussions and sign appropriate non-disclosure documents, obtain a Letter of Intent or Term Sheet from the offeror, and begin its due diligence. Some of the factors that we will consider will be the financial strength of the company making the offer, obtaining the “best price” for the acquisition or the assets, the potential economic benefit to our shareholders, tax liability, legal issues, accounting and financial impacts, and the potential synergies and strategic fit of the acquiring company.

Acquisitions can take up a great deal of time and expense, and require that we engage our mergers and acquisitions (M&A) team of experts; including our experienced investment bankers, accountants, auditors, lawyers, and other technical personnel, to assist in the due diligence and closing the potential transaction. Control of, and proper disclosure of, factual information in these matters are critical; and unfounded rumors can have a potential negative impact on the Company and the transaction. Although we review and consider all unsolicited offers, no decisions have been made on any of these offers, and furthermore, we can provide no assurances that we would pursue, or otherwise enter into, a formal agreement for any of these transactions.

Therefore, when these potential transactions elevate to a situation whereby the Company either engages in serious discussions, negotiations, executes a Term Sheet, Letter of Intent, or it otherwise is deemed to be a material event, the Company will take the appropriate steps to timely disclose the information to the public and its shareholders in its regulatory filings.

New Business Model

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a strategic course for the Company to grow faster by more mergers and acquisitions. Management is planning for expansion, by additional mergers and acquisitions to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, of acquiring 5 to 10 acquisitions of additional new companies with revenues in the $10 million to $80 million range with stable cash flows and EBITDA’s in the $1 million to $8 million range in the next 1 to 3 years. The potential target’s profile will primarily include companies with well-established marketing and distribution channels, a defensible competitive position, and strong growth opportunities. This will also include companies that have a strong asset base with hard or fixed assets, property, plant, equipment, proprietary technologies, patents, and exclusive licenses. We are aggressively seeking potential acquisition targets to meet these objectives.

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

Termination of Acquisitions

As part of our business strategy we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage, or enhance our technological capabilities, or otherwise offer growth opportunities. From time to time we review investments in new businesses and we expect to make investments in, and to acquire, businesses, products, or technologies in the future. We expect to continue pursuing selective acquisitions of businesses. Very often during the acquisition and due diligence process management will not be able to consummate the transaction because we cannot close it on terms and conditions acceptable to us, or because of other negative factors as described below.

In the event that management and its acquisitions team have identified a strong potential target company, we will issue a Letter of Intent to start the due diligence process to acquire that company. Afterwards, our legal counsel will prepare a definitive agreement with all of the final terms and conditions to complete the acquisition. Proper due diligence for proper technical, financial, and legal review can be very expensive and time consuming. Often during the due diligence process we discover that the representations and warranties made by the target company regarding its business, operations, assets, financials, books, records, properties, contracts, liabilities, pending litigation, permits, licenses, and business status are not accurate or complete; there may be misrepresentations, or there is an adverse material change in the business prior to the closing of the acquisition. In that event, management will elect to terminate that acquisition to avoid any negative impacts on our operations, avoid any adverse legal and financial exposure to the Company, and to protect our shareholders. Due to these factors we, and other companies that pursue other companies as acquisition targets, do not expect that they will close on every potential acquisition target.

Market Expansion

Management believes that there are currently 3,240 utilities in the United States. Through NDR Energy Group, we have firm contracts signed with 30 of these major utilities, and are in discussions with another 14 utility companies to obtain contracts from them also. Our plans are to develop an aggressive sales force, to obtain agreements with a total of 100 utilities and other customers; including Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us a much greater market share, and more customers for our gas supply division; thereby further increasing our revenues and profits. No assurances can be provided that such plans will come to fruition or be profitable.

Forecast of Projected Revenues and Earnings and Market Value

Our primary objective is to exploit changes in the energy market to propel the Company to a dominant market position, and be one of the top independent energy companies in the United States. Another major goal is to finding new ways to create more value for, and maximize the wealth of our shareholders; and bring increased value to our stakeholders and the investment community. The financial projections presented below are estimates based on Management’s analysis of the present targeted market segments of the energy industry we are involved in, future industry trends, our current and growing customer base, our strategic joint ventures, strategic alliances, and other capital development projects we are pursuing. The financial plan is intended for rapid but controlled growth and required our management to make certain assumptions and estimates.

Focus on Earnings

We achieved sales revenue of $12,400,975 for the three months year ending March 31, 2013, as compared to $13,007,160 for the same period in 2012. Our cost of sales was $ 12,382,523 for the three months ending March 3, 2013, as compared to $12,989,939 for the same period in 2012. While building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time, initially resulted in higher cost of goods sold, and selling the product, at or slightly below our costs, and that directly impacted our profitability. This caused almost negligible gross profit and negative earnings. This strategy was only a temporary measure while we were building greater market share, last year.

A major goal for the fiscal 2013 year and beyond is to begin to generate earnings for the Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management, and higher sales of natural gas, propane, oil and coal. We also plan to obtain our natural gas supplies at the wellhead, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Our management’s plans for increasing earnings include the following:

• First, we are changing our strategy for obtaining our supplies of natural gas.

• Second, we are negotiating with independent oil and gas producers to obtain our supplies at the wellhead, and aggregating the supply under long-term supply agreements to market to our customers.

• Third, we engaged in a joint venture with Progas Energy Services to develop the Northwest Premont oil and gas field in Texas. We will obtain our share of the oil and gas from that field from the wellhead at the producer’s price.

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

• Sixth, our management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. We plan to mine, produce, and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation.

• Seventh, our Company, through NDR Energy Group, has expanded its product mix to include the sales and distribution of propane due to the higher profit margins.

• Eighth, we intend to expand into gas storage, physical and financial gas trading, transportation, and gas management.

(19)

New Profit Centers

We also plan to increase our revenues and profits by engaging in some, or all, of the services indicated below. These services are currently being provided to us by our natural gas suppliers and the cost for these services are charged to us, and are included in the price of the gas that we purchase from them. We believe implementing these new profit centers may generate an additional $0.05 to $0.25 in revenue per mcf of natural gas that we sell to our customers. These services include:

1. Scheduling - tracking nominations, confirmations, product movement, and verification

2. Gas Nominations - delivery of a specified volume over a defined period of time

3. Capacity Releases - release of transportation capacity on interstate natural gas pipelines

4. Gas Transmission - Delivery via the interstate pipeline system to the Local Utility and customers

5. Pipeline Balancing - matching customer's daily usage with the customer's confirmed pipeline delivery

6. Risk Management – developing supply pricing strategy, options, demand, daily and futures contracts

7. Gas Storage - match seasonal load variations, and production, over periods of fluctuating demand

8. Gas Trading - physical trading and financial trading, and hedging of gas futures

Value of Our Customer Contracts

Our customer contracts are a very valuable asset for us. Through NDR Energy Group we presently sell natural gas to 30 of the largest public utilities, electric power producers, and local gas distribution companies, which serve millions of commercial, industrial, and residential, customers throughout the United States. Since they are regulated by various Federal and/or State agencies, they must guarantee a constant uninterruptible supply of natural gas and electricity to their customers; which include private homes, commercial and industrial users, medical facilities, educational facilities, federal/ state buildings, the military, and many more. Therefore, the public gas and electric utility companies have very stringent guidelines about the suppliers and vendors they do business with. The pursuit and acquisition of new customers by us can be time consuming and very costly, especially when you are attempting to transact business with large national and multinational companies with very strict guidelines. They usually require us and NDR Energy to respond to a very rigorous Request for Qualifications (RFQ) or Request for Proposals (RFP) process; which includes extensive background information on the company, its officers, operations staff, financial stability, credit worthiness, track record, and our ability to furnish them with a firm, reliable, uninterruptible supply of natural gas. We are responsible for transportation of the gas to their contracted delivery points, any shortages, and the gas must meet certain standards in terms of quality, pressure, and heat content. There can also be substantial legal and monetary damages to us for failure to pay our suppliers for the gas, and for failure to deliver the gas to the utilities because they could not supply electricity and gas to the general public.

Management believes, but cannot guarantee, each of our customer contracts would have a potential to generate an estimated $12+ million annually in natural gas sales. We believe the retail value of each of these contracts could be very significant if someone were to purchase one or more these contracts based on their potential sales value over a period of 5 to 10 years or more.

Future Capital Funding

To ensure our ability to remain as a going concern, and develop a long-term profitable business, management is planning to raise additional funds in debt or equity capital to fund the growth of our company. We anticipate using the proceeds to purchase some of the companies we have targeted for future acquisitions, and some for working capital. Management believes, although we cannot guarantee, that we can be successful in raising additional capital to fund our plans for growth and expansion.

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

Corporate Governance and Management

Amendment to Company’s Articles of Incorporation

On December 26, 2012, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Company’s Articles of Incorporation. The Amendment was approved by a Unanimous Written Consent of all the Directors of Universal Bioenergy, Inc., on December 19, 2012, pursuant to the authority granted them by a “Written Consent Of The Holders Of A Majority Of The Voting Shares Of Universal Bioenergy, Inc.”, dated June 18, 2010; which granted to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of Common Stock and Preferred Stock. The information regarding this issue was fully disclosed in the Company’s Form 8-K Report, filed on December 28, 2012. The information regarding this issue was originally fully disclosed in the Company’s Form 10-Q Reports that were filed for the quarterly periods ending June 30, 2011 and September 30, 2011, and the Form 8-K Report filed on May 19, 2011. A complete copy of the Amendment is attached as Exhibit 99.1. The Amendment incorporated the following changes:

a. Increased the number of authorized shares of the Corporation’s common stock from 1,000,000,000 to a total of 3,000,000,000 shares.

b. The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 10,000,000 shares with a par value of $0.001 per share.

Our Beneficial Shareholders

At March 31, 2013, there were 852,950,389 shares of our Common Stock issued and outstanding, and there were approximately 69 shareholders of record of our common stock on the records of our transfer agent. The shareholder of record is the name of an individual or entity that an issuer or transfer agent carries in its records as the registered holder (not necessarily the beneficial owner) of the issuer's securities. Dividends and other distributions are paid only to shareholders of record.

The actual “Beneficial Shareholder” (the true owner of the shares) will generally have their shares held in the “street name” of their nominee, within a brokerage account, a mutual fund, or a custodian bank for safety and convenience of trading, with the bank or broker holding title to the shares. The Depository Trust Company (DTC), through its partnership nominee CEDE & Company, is the largest shareholder of record of our shares of Common Stock. CEDE & Company, as nominee, holds over 554.38 million shares of our common stock for its Broker Dealers and other members on behalf of their beneficial shareholders. Management believes based on its tracking of the transactional record data of OTCMarkets / Pink Sheets of the total volume of stock trades and number of executed trades that the estimated amount of beneficial shareholders of our stock is in the range of 3000 to 5000 or more.

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

Discontinued Operations

There are no Discontinued Operations to report for this period.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Losses available for common shareholders	$(744,128)	$($654,630)

Other non-cash expenses	654	654
Stock issued for services	0	5000

Losses available for common shareholder, as adjusted	$(743,474)	$($648,976)

(20)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2013

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended March 31, 2013, decreased; they also decreased for the three months period ended March 31,2012, due to the following conditions in the U.S. energy market;

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

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three months ended March 31, 2013 were $12,400,975 as compared to $13,007,160 for the same period in 2012. This resulted in an decrease of $606,185 in revenues or 4.89% over the previous year. Our Cost of Sales for this period was $12,382,943. This has resulted in a gross profit margin for this period of $18,452.

The high proportionate cost of sales relative to the gross revenues reflected in this period is due to purchasing the gas from some of the suppliers at near retail cost, and high financing costs added to the gas by the suppliers. Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit and obtaining our gas at the wellhead. We believe this will allow us to purchase the gas in larger quantities, with greater economies of scale, on better terms, at lower costs, and reduce the high financing costs; thereby significantly increasing our gross profit.

Additionally, in 2012, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sell to our customers. To gain a great market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at or slightly below our costs; which directly impacted our profitability. This caused almost negligible gross profit and negative earnings in 2012; which continued in the second and third quarter of 2012. This strategy was only a temporary measure while we were building greater market share last year.

We incurred losses of $744,128 for the three months ended March 31, 2013 and $654,630 for the same period in 2012. Our accumulated deficit since our inception through March 31, 2013 amounts to $23,146,507. We did not issue any common shares for services for this period which had an aggregate fair value of approximately $0.00 that was included in the $292,293 in general and administrative expenses for the three month period ended March 31, 2013. We also incurred interest expenses of $352,229. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $352,229, would correspondingly reduce our net loss of $744,128 to an adjusted net loss of $391,899 for the period ending March 31, 2013. Based on an adjusted net loss of $391,899, this loss equals only 3.16% of our total revenues of $12,400,975 for the period ended March 31, 2012, as compared to 1.13% for the same period ended 2012.*

*This disclosure of information as presented is a non-GAAP accounting measure, and is not based on GAAP accounting principles or guidelines.

Note! Regarding Increase in Expenses and Losses. This increase in operating expenses, and the resulting net loss, was primarily due to increases in accrued interest, the current portion of long term debt, and in embedded derivative liability costs as indicated below.

The Company issued convertible Promissory Notes, and determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, Derivatives and Hedging (Topic ASC 815). As a result, the fair value of the derivative financial instruments in the Promissory Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Promissory Notes and warrants, and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income, or expense, at each balance sheet date.

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three ended March 31, 2013, are $124,105 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expenses

Our Cost of Sales for the three months ended March 31, 2013 were $12,382,523 as compared to $12,989,939 for the same period in 2012.  Our primary operation is the marketing of natural gas and propane to our major customers nationwide. Our operating expenses for the three months ended March 31, 2013 were $292,293 as compared to $440,541 for the same period in 2012. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We decreased our total operating expenses from $440,541 for the period ending 2012, by a total of $148,248, or by 33.65%, to $292,293 for the period ending March 31, 2013.

Based on business our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will reduce our net losses down to zero, and then move our company toward solid profitability.

Assets

Our “total assets” have increased by $1,823,678, or 3.84% to $7,058,207 for the period ending March 31, 2013, compared to $5,234,529 for the same period in 2013. This was due to an increase in the amount of our Accounts Receivables from the sales of natural gas.

Liquidity and Capital Resources

Our management looks to a variety of funding sources to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 30 electric utility customers through NDR Energy. Our revenues, profits, and future growth, depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability, and future growth, are largely dependent on a number of factors; including the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control; such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($638,014) for the period ending March 31, 2013, as compared to a working capital deficit of ($922,031) for the period ending March 31, 2012. This increased our working capital deficit by $2,715,983 or by 200.95%. The working capital deficit was due to the amount of funds borrowed from our creditors, purchase of natural gas inventories and our capital spending exceeding our cash flows from operations.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending March 31, 2013, is an occasional event experienced by many companies, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles; thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended March 31, 2013 and 2012 were as follows:

Cash Flows from Operating Activities

Our cash provided by operating activities for the three months ended March 31, 2013 was $ 221,701 as compared to cash used in operating activities of $291,535 for the three months ended March 31, 2012. The decrease was primarily attributable to amortization of beneficial conversion feature and the accruing certain management salaries.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2013 was $0.00 as compared to cash provided by investing activities of $0.00 for the three months ended March 31, 2012.

Cash Flows from Financing Activities

Our cash used in financing activities for the three months ended March 31, 2013 was as compared to $221,300 for the three months ended March 31, 2012. The net cash used in financing activities is primarily attributable to our Notes Payables.

Liabilities / Indebtedness

Current liabilities increased to $7,460,295 for the three months ended March 31, 2013, compared to $2,991,261 for the same period in 2012. This 149% increase was primarily due to a $1,978,420 increase in current portion of long term debt and an increase of $ 1,852,304 in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $1,223,764 for the period ending March 31, 2013, compared to $1,392,487 for the three months ending March 2012. This increase was primarily due to the conversion of the accrued compensation and expenses of certain officers and employees into long term notes payable.

(21)

DEBT

Debt and Debt Financing

Long-Term Debt and Promissory Notes - In its efforts to expand and grow, we borrowed direct cash funds from various investors to raise capital, and we issued them debt instruments in the form of Promissory Notes to evidence that debt. These are long-term Notes with various rates and maturities that grant the Note Holder the right (but not the obligation) to convert them into shares of our common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

Many of these Notes have above market interest rates, and high price conversion discounts rates to market. Management issued the Note primarily for the following reasons.

a.	Universal was considered a development stage company, with a limited operating history, and had limited revenues and earnings.

b.	The investors that accepted a Note, with deferred payments, with the option to convert the Note to high risk penny stock, for the cash obligation, felt they were taking an extremely high risk.

c.	The investors’ concern about the historically high inherent risks in penny stocks.

d.	The investors’ concern about the lack of liquidity and limited trading volume in our stock.

e.	The investors’ concern about the volatility of the stock price at that time.

f.	A significant price discount to market was required by them to offset declines in the stock price to cover the risk of partial or even total loss.

g.	The investors had very limited or no collateral for their investments or loans to the Company.

h.	Many of the Notes were issued when our common stock was trading in the 2 cent to 3 cent range.

i.	The loans were made on the best possible terms we could get from the investors at that time, because of the high risks, the recessionary economy and tight credit lending market at that time.

j.	Due to these inherent risk factors, and their potential effect on the investors, the Board of Directors approved the conversion prices for the Notes in a range of $.005 to $.05 per share, or at a 30% to 50% discount to market.

The investors have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital, for our business acquisitions to expand and grow our Company. These investors invested funds in our Company when it was still a development stage company with a limited operating history, limited revenues, negative earnings, and limited stock liquidity. They accepted Promissory Notes with the option to convert them to shares of common stock, and were taking what was considered to be a high risk investment at that time. We retain the right to re-negotiate the terms and conditions of the Notes; including increasing the conversion prices if the stock price rises considerably and consistently over time, on terms that would be more favorable to us and our shareholders. It could take several years to convert all of the Notes to stock if all of the investors requested it. It is possible that some may never convert their Notes to stock and may take cash only when we are is in the best position to settle the obligation on a cash basis. No additional consideration was paid to convert any Note.

Most of the Notes that some of the investors elected to convert were not converted at the stated amount in the Note, (such as $0.005 in some cases), but were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a re-negotiated conversion price due to a modification of the terms of the Note.

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

LIST OF PROMISSORY NOTES

List of Notes from January 1, 2013 through March 31, 2013

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements; including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits.

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

(22)

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

Commodity Price Risk

Our most significant market risk relates to the prices we receive for our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil, and spot market prices applicable to the production of oil and gas in the our U.S. and Canada. Pricing for oil and gas production has been volatile and unpredictable for several years.

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

As of March 31, 2013, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer, and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management; including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control Over Financial Reporting

During the nine months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(23)

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the information included in Item 3, “Legal Proceedings” in our 2012 Annual Report on Form 10-K. There is no action, suit, proceeding, inquiry, or investigation before, or by, any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect; with the exception of the legal proceeding indicated below;

On April 10, 2013, Modern Branding Solutions, (Plaintiff) filed a claim against the Company (Defendant) in the amount of $21,533.78 for unpaid services in the Superior Court of California, County of San Diego, for services provided to the Company. The Company is disputing and reviewing this Claim, and both parties are in negotiations to settle the dispute amicably outside of court.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following previously disclosed risk factors in addition to the risk factors previously provided:

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”; including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting, and other expenses, that we did not incur as a private company; including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income, or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns they could have a material adverse effect on our results of operations, financial condition, business, and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered senior securities during the period ended March 31, 2013, except as follows for certain Promissory Notes (“Note”) and issuances of equity:

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

On March 15, 2013, the Company completed a partial conversion of one of its Notes Payables, dated December 31, 2010, with a Note amount of $136,000. A total of $60,000 worth of the Note was converted by a non-affiliate assignee, and 24,000,000 common shares were issued for that conversion. No accrued interest was due on the Note upon conversion. This leaves a remaining balance of $76,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by $60,000. The conversion rate was reduced from $0.015 to $0.025 by resolution of Board of Directors to offset declines in the stock price. The stock closing price was $0.0029 on the issue date.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience, in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act, or transferred in a transaction exempt from registration under the Securities Act.

(24)

Item 3.  Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2013.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form except as follows:

On April 10, 2013, the Company converted a portfolio of 14 Promissory Notes payables, with a principle amount of $3,234,775 into common shares of stock and issued 1,568,630,000 common shares for that conversion. Previously, on January 11, 2013, a non-affiliated party purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders with a total principal amount of $3,234,775. The final conversion of these Notes included $3,234,775 in principal and $0.00 in accrued interest that was due on the Notes upon conversion. This leaves a remaining balance of $0.00 on these Notes. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s outstanding shares of common stock. The purchasing party was Global Energy Group, and its controlling person have not been disclosed to us and is undetermined at this time. The purchasing party is now deemed an affiliate.

Item 6.  Exhibits

Exhibit No.	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Articles of Incorporation (2)
3.3(a)	Amendment of Articles of Incorporation (7)
10.5	Employment Agreement by and between Universal and Dr. Richard Craven (3)
10.6	Employment Agreement by and between Universal and Vince M. Guest (4)
10.7	Employment Agreement by and between Universal and Solomon Ali (4)
14.1	Code of Ethics (5)
31.1	*Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2	*Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

 ___________________________________________________________________

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

(7) Incorporated by reference to the Current Report on Form 8-K as filed on December 28, 2012.

(25)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: May 20, 2013	By: /s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director