Form 10-K/A
period 2012-12-31
Universal Bioenergy, Inc.
filed 2013-07-24
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes    ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes    ☐No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller Reporting company ☐

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

(1)

Documents Incorporated By Reference -None

Explanatory Note

We are filing this amendment to modify certain disclosures in the descriptive text set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no modifications to any financial disclosures. In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

(2)

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

(3)

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

(4)

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

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

NDR Energy Group Signs Contract with Texican Natural Gas Company

On November 28, 2012, the Company announced that NDR Energy Group signed an agreement with Texican Natural Gas Company. NDR Energy also launched a new sales division to begin marketing natural gas to large commercial and industrial customers in the southern United States geographical market. This agreement will allow NDR Energy to horizontally sell its natural gas to its industrial customers, large commercial customers, and independent municipalities in North and South Carolina, Georgia, Alabama, Mississippi, Louisiana, Tennessee, Kentucky, and Ohio.

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

(14)

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

C. A dividend in the form of Preferred stock, or Preferred stock with the option to convert them to common stock. The issuance of any options or its exercise at a cost would be subject to SEC guidelines and a possible registration of an offering

D The issuance of warrants or options to buy additional shares from the Company (subject to SEC guidelines).

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

(15)

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

Consideration of Reverse Stock Split

As an additional requirement to qualify to be listed on one of the major national stock exchanges management, in consultation with its accountants, auditors, investment advisors, and securities counsel, is considering the options of the benefits of implementing a reverse split of its common stock. If a reverse stock split were effected it would result in a reduction in the number of the Company’s outstanding shares, and a corresponding increase in the price of our stock, or its earnings per share. Some of the factors under consideration are:

1.	Improving the liquidity and marketability of the stock to a more popular trading range to make it more attractive to institutional and other major investors.
2.	Increase the price to a range to reflect the revenues, growth, and stability, of the Company.

3	Increase the price to qualify for the minimum share price requirements to qualify for a major stock exchange such as NASDAQ or NYSE/AMEX.
4.	The Company may consider purchasing the shares of some of the minority shareholders.
5.	Allow the Company to raise more capital for its growth and expansion.

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

(16)

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

Working Capital

Our working capital requirements increased significantly, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $1,444,295 for the period ending December 31, 2012, as compared to a working capital deficit of $414,481 for the period ending December 31, 2011. This increased our working capital deficit by $1,029,814 , or by 248.56% . The working capital deficit was due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

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

(23)

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

(24)

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

(25)

Exhibit Index

Exhibit No.		Exhibit
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(26)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: July 24, 2013	UNIVERSAL BIOENERGY, INC. By: /s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 24, 2013	By:	/s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director

Date: July 24, 2013	By:	/s/ SOLOMON ALI
Solomon Ali
Senior Vice President and Director