Form 10-K
period 2013-06-30
Universal Bioenergy, Inc.
filed 2013-10-15
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

() ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

OR

( X ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 through the Fiscal Year Ended June 30, 2013

Commission File Number: 001-36134

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

(Title of Class)

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,704,370

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of June 30, 2013, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at October 15, 2013, there were 2,563,963,279. shares of Common Stock, $0.001 par value per share issued and outstanding and 232,080 Series B preferred stock $.001 par value per share outstanding.

Documents Incorporated By Reference -None

(1)

Universal Bioenergy, Inc.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED JUNE 30, 2013 AND 2012

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

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, liquefied natural gas (LNG), propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions. The Company achieved revenues of $60.22 million, and had total assets of $12.37 million as of the year ended June 30, 2013.

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

NDR Energy Group’s Wholesale Electric Power Division

On July 2, 2012 the Company announced that NDR Energy Group LLC established a new division to market wholesale electric power. On July 17, 2012, the Company announced that NDR Energy Group LLC had submitted its application for a license to market wholesale electric power to the Federal Energy Regulatory commission (FERC). We believed we would obtain approval for the FERC license in 30 to 60 days, and start selling electric power shortly thereafter to begin generating revenues. However, the process was very intensive, and took a total of six months, and we finally received our approval from FERC on February 12, 2013. Sales of power could not begin without the approval from FERC. Therefore, this delayed our ability to sell power and begin generating the revenues we had forecasted earlier in the year. NDR Energy Group’s electric power division is now in full operation, and is prepared to sell electric power.

Future Outlook

However, there are some favorable trends. During fiscal 2013, increased demand has caused natural gas prices to stabilize and to increase moderately from 2012 levels. As a result of the weak domestic market for coal and natural gas, we believe, by shifting our business model to focus more on sales of coal in the international market, sales of petroleum, refined petroleum products, and now with FERC license approval, wholesale electric power and alternative energy, we should potentially generate additional revenues and profits in the fiscal year from 2013 through 2014.

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

Universal Bioenergy is a high growth company that is rapidly growing in various segments of the energy industry. The Company achieved sales of $57,327,732 for fiscal 2012 and increased its sales by 5.04% to $60,219,864 in fiscal 2013.

By building on our successes fiscal 2012 and 2013 we plan to achieve these future objectives by pursuing the following strategies:

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

Strategic Focus on Increasing Earnings

A major goal for the fiscal 2014 year and beyond is to generate earnings for the Company. Although we can provide no assurances, we intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management and higher sales of natural gas, propane, oil, and coal. We also plan to obtain our natural gas supplies at the wellhead, and aggregating the purchase of our gas supply through a large number of independent producers with long-term purchase agreements to supply to our customers.

Significant Accomplishments

Revenues of $60.22 Million

The Company achieved sales revenue of $60,219,864, for the year ending June 30, 2013, as compared to $57,327,732 for the same period in 2012. This resulted in an increase of $2,892,132 in revenues, or 5.04% from the previous year. The Company projects but cannot guarantee that it will continue its growth in revenues in the next 12 months through more acquisitions, gas storage, gas trading, and higher sales of natural gas, LNG, propane, oil and coal. For more details see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements and Supplementary Data”.

Universal Bioenergy Increases Authorized Shares of Common Stock to 3 Billion Shares

On December 28, 2012, we announced that we amended our Articles of Incorporation and increased our authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares. This is a long-term strategic move intended to expand our company and benefit our shareholders.

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet

Management has improved the Company’s financials and restructured its Balance Sheet, by reducing its long-term debt and converting $3,234,775 in outstanding debt on the Balance Sheet to shares of common stock and issued the shares to its creditor. The benefit to the Company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by the Company, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Our long-term liabilities are $976,248 for the period ending June 30, 2013. For more details see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8 “Consolidated Financial Statements and Supplementary Data”.

(4)

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

• Liquefied natural Gas (LNG)

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

Gas Inventory, Title and Warranty

Pursuant to the terms of the NAESB contract regarding title to the gas we purchase, it states "Seller warrants that it will have the right to convey and will transfer good merchantable title to all Gas sold hereunder delivered to Buyer, free and clear of all liens, encumbrances and claims." This means the gas that is sold to Universal Bioenergy, Inc. and NDR Energy Group LLC by the suppliers has no claims or liens from either the Suppliers own oil/gas wells, and/or from other producers that they procure it from. After we purchase the gas we own it, and it becomes part of our inventory until we deliver it to our customer.

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

Presently NDR Energy Group LLC turns over its accounts receivables for the sale of natural gas about 7 to 12 year or every 30 to 40 days. We are currently in the process of re-negotiating our agreements with our electric utility customers to change the invoicing and payment terms from 30 to 40 days to invoicing them on a weekly basis. While there are no assurances this will be implemented, management believes that this will increase the accounts receivables turnover times to 52 times per year, and will shorten the collection time that we receive payment on our customer’s invoices.

(5)

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

NDR Energy NDR Energy Group LLC has a solid customer base, many years of experience, and a wealth of knowledge in has a solid customer base, many years of experience, and a wealth of knowledge in the industry to develop a more extensive customer base. We plan to create an aggressive marketing campaign that will allow for the rapid and sustained growth of the Company. Our management is presently researching new opportunities and more potential customers in multiple industry sectors to advance the use of natural gas. We are working towards establishing a strong financial foundation and effective long-term marketing strategies that we believe will help position us to potentially achieve a material increases in sales or market capitalization value.

Electric Utility Customers

Through NDR Energy Group LLC, we have contracts with 28 of these utilities, and we are working on establishing contracts with other electric utilities.

Through NDR Energy Group LLC, we presently sell natural gas to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. Some of the customers we have agreements with include:

• Southern California Gas Company

• Pacific Gas & Electric

• Baltimore Gas & Electric

• Brooklyn Union Gas

• Memphis Light Gas & Water

• Duke (Ohio & Kentucky)

• Nicor Gas

• Michigan Consolidated

• Entergy (Texas and Gulf States)

• CenterPoint Energy Resources

• National Grid

• Los Angeles Department of Water and Power

From 2010 through 2013, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products to sell to our customers. To gain a greater market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at, or slightly below, our costs. This directly impacted our profitability, causing almost negligible gross profit, and negative earnings in fiscal 2013. This strategy was only a temporary measure, while we were building greater market share in the last two years.

The high proportionate cost of sales relative to the gross revenues is also due in part to purchasing gas from some suppliers at close to retail cost, using their costly “trade credit”, and associated high financing costs added to the gas by some suppliers.

The Company’s strategy for fiscal 2014 and beyond is to become more "profit oriented". We have developed a different strategy for obtaining our supplies, and the quantities and price points that we sell the product for to our customers. That's why we’re contracting directly with the gas producers to obtain our supplies from the wellhead. The Company is currently pursuing obtaining its own bank and funding “lines of credit” instead of using the suppliers “trade credit” to purchase the gas. This will allow us to purchase gas in larger quantities, with greater economies of scale, on better terms, at lower purchase costs. This means our cost of sales should significantly decrease, and our pricing structure to our customers will be more flexible; resulting in potentially higher profit margins for the Company.

Expanded Customer Base

We currently have a very strong and solid customer base of electric utility companies to sell natural gas to. However, to increase our revenues and profits we are working diligently to grow and expand that customer base by diversifying and adding to it these potential types of customers:

• Federal departments and agencies

• United States Military

• State departments and agencies

• Cities and Municipalities

• Large commercial users

• Large industrial plants and factories

New Profit Centers

We also plan to increase our revenues and profits by providing some, or all, of the products indicated below. These products include:

1. Sales of Liquefied Natural Gas

2. Exports of coal to international markets

3. Sales of refined petroleum products

4. Sales of wholesale and retail electric power

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

(6)

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

Employees

As of fiscal year end June 3, 2013, the Company had 15 employees. Each management hire has been carefully selected to address immediate needs in particular functional areas, but also with consideration of the Company’s future needs during a period of expected rapid growth and expansion. Value is placed not only on outstanding credentials in specific areas of functional expertise, but also on cross-functionality, collegiality, a strong knowledge of content acquisition and distribution, along with hands-on experience in scaling operations from initial beta and development stage through successful commercial deployment. We believe that the relationship with our employees is excellent. We regularly use independent consultants and outside contractors to perform various professional services, particularly in the areas of drilling, engineering, field, on-site production services, and certain accounting functions.

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

(7)

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

Because We Are Quoted On The OTCQB “Pink Sheets” Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCQB “Pink Sheets”. The OTCQB “Pink Sheets” is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB “Pink Sheets” as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them, or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Management’s Focus on Business Matters have delayed certain mandatory filings.

As a consequence of managements’ focus on business matters and acquisitions, the Company has not timely filed all form 8-K’s required to be filed pursuant to the Securities Exchange Act of 1934 and have frequently filed our Form 10-Q and Form 10-K filings after the prescribed filing dates. These delays may materially and adversely affect the marketability and liquidity of our shares, and accordingly may materially and adversely affect the value of an investment in our common stock as our shareholders and investors would not have access to current information. In addition, when we are delinquent in filing reports, it may adversely affect our shareholders ability to use the exemption provided under Rule 144 of the Securities Act of 1933 to remove the restrictive legend from their shares and, consequently, negatively impact the tradability of their shares.

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

(8)

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

(9)

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

If we do not effectively manage our growth, our existing infrastructure may become strained; and we may be unable to increase revenue growth.

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

(10)

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

Not applicable.

(11)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Universal common stock is traded in the over-the-counter market, and quoted in the OTC Markets Group Inter-dealer Quotation System and can be accessed on the Internet at www.otcmarkets.com under the symbol “UBRG.”

At June 30, 2013, there were 2,660,594,986 shares of common stock of Universal Bioenergy, Inc. issued and outstanding, and there were approximately 78 shareholders of record of the Company’s common stock.

The following table sets forth, for the periods indicated, the high and low bid quotations for Universal Bioenergy, Inc’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission, and may not represent actual transactions.

	Price Range of Common Stock
Periods	High	Low
Fiscal Year 2013
First Quarter (July - September 2012)	$0.012	$0.007
Second Quarter (October - December 2012)	$0.012	$0.003
Third Quarter (January - March 2013)	$0.055	$0.021
Fourth Quarter (April - June 2013)	$0.052	$0.023

Periods	High	Low
Fiscal Year 2012
First Quarter (July - September 2011)	$0.109	$0.030
Second Quarter (October - December 2011)	$0.058	$0.021
Third Quarter (January - March 2012)	$0.0450	$0.137
Fourth Quarter (April - June 2012)	$0.183	$0.071

On June 30, 2013, the closing bid price of our common stock was $0.0024.

Transfer Agent

Universal’s Transfer Agent and Registrar for the common stock is: Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

Fiscal Year 2013 – Period April 1, 2013 through June 30, 2013

At June 30, 2013, there were no outstanding stock options or warrants.

There were no sales of unregistered senior securities during the fiscal period ended June 30, 2013 except as follows for certain Promissory Notes (“Note”) and issuances of equity at the initiation and request of the Note holders.

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

On April 10, 2013, the Company converted a portfolio of 14 Notes payable, with a principle amount of $3,234,775 and issued 1,568,630,000 common shares for that conversion. The final conversion of these Notes included $3,234,775 in principal and $0.00 in accrued interest that was due on the Notes upon conversion. This leaves a remaining balance of $0.00 on these Notes. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. Previously on January 11, 2013, a non-affiliated party acquired the portfolio of these 14 of the Company’s Notes, with a total principal amount of $3,234,775 from various Note Holders in a non-public private transaction.

On April 15, 2013, the Company converted one of its Notes payable dated August 30, 2010, with a principle amount of $25,300 and issued 22,000,000 common shares for that conversion. The final conversion of the Note included $25,300 in principal and $0.00 in accrued interest that was due on the Note upon conversion. The Holder purchased the existing Note from another Note Holder in a private non-public transaction. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $25,300.

On April 23, 2013, the Company completed a partial conversion one of its amended Notes payable dated April 1, 2013 with a principal amount of $56,000. A total of $50,000 worth of the Note was converted, and 39,299,802 common shares were issued for that part of the conversion, which leaves a remaining balance of $7000 of the principal of the Note. Previously, on April 1, 2013, a non-affiliated party purchased $49,000 of the principal of a $123,600 Note dated March 20, 2012, in a private non-public transaction. The Holder paid $56,000 as a premium for $49,000 of principal. A modified Note for $56,000 was issued to the new Note Holder. This conversion of debt reduced the Company’s Notes Payables by $49,000. Balance of $7,000 remains on the modified Note.

On April 26, 2013 the Company completed the final and full conversion of one of its Notes payable dated October 4, 2012, for a Note with a principle amount of $42,500, and a total of 35,923,077 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

On May 24, 2013, the Company completed a partial conversion one of its amended Notes payable dated December 6, 2012 with a principal amount of $70,000. A total of $25,000 worth of the Note was converted, and 25,000,000 common shares were issued for that part of the conversion. Previously, on December 6, 2012, a non-affiliated party purchased the $70,000 Note dated March 15, 2012, in a private non-public transaction. An amended Note for $70,000 dated December 6, 2012 was issued to the new Note Holder. This conversion of debt reduced the Company’s Notes Payables by $25,000. A balance of $45,000 remains on the modified Note.

On June 23, 2013, the Company converted one of its Notes payable dated October 30, 2012, with a principle amount of $15,403 and issued 15,403,000 common shares for that conversion. The final conversion of the Note included $15,403 in principal and $0.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $15,403.

On June 26, 2013 the Company completed the final and full conversion of one of its Notes payable dated December 5, 2012, for a Note with a principle amount of $51,500, and a total of 48,244,165 common shares were issued. The final conversion of the Note included $51,500 in principal and $4,668.29 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $51,500.

On June 28, 2013, the Company completed the final and full conversion of one of its amended Notes payable dated June 13, 2013. The Note had a principle amount of $42,000, and a total of 34,447,553 common shares were issued. The final conversion of the Note included $35,000 in principal and $7,000 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. Previously, on June 13, 2013, a non-affiliated party purchased two Notes with a total of $35,000 in principal in a private non-public transaction. An amended Note for $42,000 dated June 13, 2013, including $35,000 in principal and $7,000 in accrued interest was issued to the new Note Holder. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $35,000.

Forward Stock Splits

There were no forward stock splits to report on for this period.

(12)

ITEM 6. SELECTED FINANCIAL DATA

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of Universal Bioenergy

Statement of Operations Data for the Year Ended
	June 30,
	2013	2012
Revenues	$60,219,864	$57,327,732
Cost of Sales	60,136,459	57,192,130
Operating and Other Expenses	(1,235,438)	(1,734,780)

Net Income attributable to non-controlling interest	73,308	94,087

Net Loss	$(550,210)	$(4,034,453)

Balance Sheet Date: for the Year Ended	June 30,
	2013	2012
Cash	2,130	1,173
Total Assets	12,369,529	8,657,693
Current Liabilities	10,197,223	7,159,403
Non Current Liabilities	976,248	2,233,882
Total Liabilities	11,173,471	9,393,285
Working Capital (Deficit)	(1,021,031)	(1,667,555)
Shareholders' (Deficit) Equity	1,196,059	(735,592)

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

Our primary business focus is the production, marketing, and sales of natural gas, propane, coal, oil, liquefied natural gas (LNG) refined energy products and alternative energy. Through our subsidiary, NDR Energy Group, LLC located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group LLC we have contracts signed with 31 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy Group LLC markets and distributes natural gas and propane to 31 of the largest public ratings. NDR Energy Group markets and distributes natural gas and propane to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers, throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Pacific Summit Energy, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

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

(13)

U.S. Natural Gas Market

During the 2013 fiscal year, natural gas traded at prices we have not experienced for a decade. These low prices are the result of a significant imbalance between supply and demand in North America. On the supply side, new technologies, particularly hydraulic fracturing and horizontal drilling, have enabled natural gas producers to bring on line meaningful new supplies of natural gas around North America.

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

However, there are some favorable trends. Utilities around the country are switching from coal to natural gas at a meaningful rate. New petro-chemical plants are being built and other industries are expanding in the U.S. Looking to 2013, our management believes that increased demand should cause natural gas prices to stabilize or possibly to increase moderately from 2012 levels. As a result of the low natural gas prices, we have been focusing more on sales of coal in the international market, sales of petroleum, refined petroleum products, wholesale electric power and alternative energy.

We intend to use revenues from these energy products to maintain a diversified product portfolio and explore other opportunities to maximize shareholder value, including monetization of our existing assets or entering into new ventures or acquisitions.

U.S. Coal Market

Our results during fiscal 2013 were impacted substantially by weak market conditions. Challenging coal markets significantly impacted our results in fiscal 2013.

Driving the weakness in the domestic demand for thermal coal during 2013, in managements’ opinion, was reduced coal-fired generation resulting from an unseasonably warm 2012/2013 winter coupled with low natural gas prices, which resulted in the substitution of natural gas for coal by power generators. A rise in natural gas prices relative to the last year should increase output at coal-fueled power plants.

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

Thermal coal exports somewhat offset the weakness in domestic markets in 2013. Colder winter temperatures in major coal-burning regions of Asia, as well as coal's competitive advantage versus other power generation fuels in Europe, should help support U.S. coal exports in 2013.

As a result of the weak domestic coal market, the Company has been focusing more on sales of coal in the international market, metallurgical coal, sales of petroleum, refined petroleum products, wholesale electric power and alternative energy.

NDR Energy Group’s Wholesale Electric Power Division

On July 2, 2012, we announced that NDR Energy Group LLC established a new division to market wholesale and distribute electric power. On July 17, 2012, we announced that NDR Energy Group LLC had submitted its application for a license to market wholesale electric power to the Federal Energy Regulatory commission (FERC). We initially believed we would obtain approval for the FERC license in 30 to 60 days, and start selling electric power shortly thereafter to begin generating revenues. However, instead of just obtaining a license to market wholesale electric power, we also submitted the application to market wholesale and retail electric power. The submission, review and approval process was very rigorous, intensive, required multiple submissions of documents and took a lot longer than we anticipated. The entire process took a total of six months, and we finally received our approval from FERC to market electric power on February 12, 2013. We had suppliers available to purchase the power and customers to sell the power to, however, the sales of power could not begin without the approval from FERC. Therefore, the delay in receiving the approval from FERC to sell electric power also delayed our ability to sell the power and begin generate to revenues we had forecasted earlier in the year. NDR Energy Group LLC’s electric power division is full operation, and is prepared to sell electric power. It is in the final stages of completing agreements with several major electric power utilities to begin immediate sales of electric power.

We believe, with our company shifting its business model to focus more on sales of coal in the international market, sales of petroleum, refined petroleum products, and now with FERC license approval, wholesale electric power and alternative energy, we should, but cannot guarantee, potentially generate additional substantial revenues and profits in fiscal 2014.

Whitesburg Friday Branch Mine LLC Thermal Coal Mining Operations

On February 20, 2012, we completed the closing of the Whitesburg Friday Branch Mine transaction. Previously on October 17, 2011, our company and Whitesburg Friday Branch Mine LLC, a Kentucky limited liability company (“Whitesburg”), entered into a Member Interest Exchange Agreement, (the “Exchange Agreement”). Pursuant to the Exchange Agreement, and subject to the conditions set forth therein, we acquired, subject to the terms and conditions of the Exchange Agreement, 40% of the Member Interests and assets of Whitesburg Friday Branch Mine LLC, of Kentucky, a privately held company from JLP and Partners LLC, a Kentucky Limited Liability Company (“JLP”), for a total consideration of $2.7 million. The Whitesburg Friday Branch Mine, operates, mines, and produces, thermal coal in eastern Kentucky for sale to electric utilities for use in coal fired generation, steam plant electric power production.

This acquisition was reported on our report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2012.

NDR Energy Group LLC.

In April 2010, we expanded into the natural gas energy market by the acquisition of a 49% stake in NDR Energy Group LLC, in Charlotte, North Carolina (“NDR Energy”). NDR Energy was established in the State of Maryland on September 28, 2005. Through NDR Energy, we have contracts signed with 30 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy markets and distributes natural gas and propane to 28 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Pacific Summit Energy, Chevron Texaco, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

Our Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our Company. By building on our successes in fiscal 2013 we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies:

Our primary objective is to exploit changes in the energy market, with the intent to propel our company to a prominent market position, and be one of the top independent energy companies in the United States. Another major objective in our revised business plan is to finding new ways to create more value for our shareholders and investors. Our management intends to deliver greater value to our shareholders and investors by generating increasing revenues, producing solid earnings, and improving returns on invested capital for the long-term growth of our company. We believe this is the ultimate measure of our success.

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a strategic course for us to grow faster through mergers and acquisitions. Management is planning for expansion, by additional mergers and acquisitions, to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, of acquiring 5 to 10 “bolt on” acquisitions of additional new companies with revenues in the $10 million to $80 million range with stable cash flows and EBITDA’s in the $1 million to $8 million range in the next 1 to 3 years. The potential target’s profile will primarily include companies with well-established marketing and distribution channels, a defensible competitive position, and strong growth opportunities. This will also include companies that have a strong asset base with hard or fixed assets, property, plant, equipment, proprietary technologies, patents, and exclusive licenses. We are aggressively seeking potential acquisition targets to meet these objectives.

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

(14)

CORPORATE FINANCE

The Company’s Capital Structure

In management’s efforts to grow and expand our company , we must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of our company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock), or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital, depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy, and the credit markets.

Potential investors in any company, including ours, will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages that is contingent upon the company reaching stated goals, e.g., production, marketing, distribution and revenues. The ultimate question for management is: How do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit our company; however, one that the investor could lose if we were to fail? Management considered both the equity and the debt financing options based on our life cycle stage, economy, credit markets, and other circumstances at the time, and reached the following conclusions:

Based on the reasons above, and since we require immediate capital to rapidly expand, grow, restructure its operations, enter new markets, finance new acquisitions, and execute our marketing plans; raising capital through debt financing was our best alternative. This strategy resulted, we believe, in our gaining a greater share of the energy market, increased revenues, increased assets, market capitalization value, and our shareholders owning a portion of a much larger and more valuable company. As we continue to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing, and capital structure at that time.

Recent Developments and Significant Accomplishments

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

(15)

The Depository Trust Company (DTC) Lifts the Deposit Restrictions or “Chill” From Universal’s Stock

On October 23, 2012, we announced that the Depository Trust Company (DTC) lifted the “Deposit Chill” on the Company’s stock, and it resumed accepting deposits of the stock for book entry transfer services. All deposit restrictions were removed and the Company is fully “DTC Eligible”, and has resumed full electronic trading of the Company’s common stock. The DTC requested that Universal demonstrate that the sale and transfer of certain shares of its common stock were made pursuant to an effective registration statement under the Securities Act, or the shares did not require registration there under. Universal’s independent legal counsel provided full documentation to the DTC to the effect that the shares were freely tradable without restriction under the securities laws.

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

(16)

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

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet

Management has improved the Company’s financials and restructured its Balance Sheet, by reducing its long-term debt and converting $3,234,775 in outstanding debt on the Balance Sheet to shares of common stock and issued the shares to the Note Holder/Creditor.

On April 10, 2013, the Company converted a portfolio of 14 Promissory Notes, with a principle amount of $3,234,775 and issued 1,568,630,000 common shares for that conversion. This leaves a remaining balance of $0.00 on these Notes. The conversion of these Notes reduced the Company’s long-term debt by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. Previously on January 11, 2013, a non-affiliated party acquired the portfolio of these 14 Notes from various Note Holders in a non-public private transaction. The purchasing party is now deemed an “affiliate”.

This resulted in an additional issuance of shares of stock that increased the outstanding shares of the Company’s common stock. However, many of those Notes carried interest rates that were very high and that were above the current market rates. The benefit to the Company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by the Company, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Management believes that taking these actions will improve our profitability, and allow us to pursue our strategies for our growth and expansion. This should also be very beneficial to our shareholders.

The shares issued to the purchasing party of the Notes are restricted securities. Restricted securities are securities acquired in unregistered, private sales from the issuer or from an affiliate of the issuer. Investors typically receive restricted securities through private placement offerings, Regulation D offerings, employee stock benefit plans, as compensation for professional services, or in exchange for providing "seed money" or start-up capital to the company. Rule 144(a)(3) identifies what sales produce restricted securities. Per SEC Rule 144, control securities are those held by an affiliate of the issuing company. An “affiliate” is a person, such as an officer, director or large shareholder, (owning 10% of a company’s outstanding shares), in a relationship of control with the issuer. Control means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise.

Therefore, the purchasing party is subject to the limitations of SEC Rule 144 on sales of any of its stock. The restrictions on the sales of restricted stock per Rule 144 include holding the stock for a minimum of six months after issuance, and it would therefore be limited to selling an amount equal to 1% of the Company’s outstanding shares every 90 days. When and if it did decide to sell any of its stock, the SEC requires them to file a Form 144, (Notice of Proposed Sale of Securities), notifying the SEC of its intent to sell any of its stock in accordance with the Rule 144 guidelines and limitations. To best of our knowledge those 1,568,630,000 restricted common shares are not free trading and are therefore not in the open market.

(17)

Company Terminated Agreements

There are no terminated agreements to report for this reporting period.

THE COMPANY’S FUTURE PLANS AND OUTLOOK

Stock Dividends and Distributions

Due to management’s strong confidence in the current and future growth and expansion of our company, management is considering additional ways to bring more value to our shareholders. We are considering, but can provide no assurances as to implementation, the following proposals for dividends and distributions:

  A special dividend in the form of common stock.
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

Our management is currently evaluating the above proposals and others in this regard, and its potential benefits to the shareholders and impacts on our company. However, no decisions have been made regarding this matter. We believe this will reward our loyal shareholders for their ongoing support, and give them a greater stake in our company.

Universal Bioenergy Considers Changing Its Name

We are presently considering changing our name to reflect our current business model and our future growth as we continue to expand our marketing of natural gas, propane, petroleum, and thermal coal. The name Universal Bioenergy reflected our original plans to produce and market “green” energy technologies, such as biodiesel fuel, solar, wind, wave, and other technologies. In December 2009, after conducting its business summit in Las Vegas, Nevada, on January 12, 2010, we announced that it was charting a bold new course for our company. We shut down our biodiesel refinery in Nettleton, Mississippi in 2010; and later on March 31, 2011, we completed the dismantling of the facilities structures and plant equipment at the biodiesel refinery. This marked our exit from green energy technologies, and to grow and expand into more profitable conventional energy products and technologies. The name “Universal Bioenergy” has also caused some confusion in the minds of potential shareholders, and investors because we no longer market and produce “green energy” products. We believe a strategic name change will help us to build a better “brand”, improve our image, attract more shareholders and investors, and more fully reflect the emphasis of our current and future business trends in the marketplace. On June 18th 2010, the majority of the shareholders, and the Board of Directors, each approved separate Resolutions to amend the Articles of Incorporation granting the Board of Directors the right to change our name. On May 9, 2011, we filed a Certificate of Amendment with the Nevada Secretary of State, to amend our Articles of Incorporation; which granted the Board of Directors the full right and authority to change the name of the Corporation at a future date without out any shareholder action or approval.

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
  The acquisition, or sell, of stock and/or assets of either company.
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
  The potential increase in the price of our common stock.
  Economies of scale from the two companies combined resources.
  The potential reductions in operating costs.
  The potential to increase the earnings, and earnings per share, of the Company.
  The potential to create more value for our shareholders

Consideration of Reverse Stock Split

As an additional requirement to qualify to be listed on one of the major national stock exchanges management, in consultation with its accountants, auditors, investment advisors, and securities counsel, is considering the options of the benefits of implementing a reverse split of our common stock. If a reverse stock split were effected it would result in a reduction in the number of our outstanding shares, and a corresponding increase in the price of our stock, or its earnings per share. Some of the factors under consideration are:

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

Management believes that the current stock price is currently undervalued, and the share price does not fully reflect its true value in proportion to its operating fundamentals; and based on our rapid growth, revenues, acquisitions, and plans for expansion. Many institutional investors and investment funds have guidelines that prevent them from investing in our common stock at the current prices that the stock trades at. With a high stock price it is possible that many institutional investors, larger private equity firms, hedge funds, pensions, and trusts that were previously prohibited from acquiring our shares, could then purchase our shares. The reverse stock split of our shares of common stock may also help to create greater investor interest in our company by producing a share price for our common stock that is more consistent with other high growth companies of our size in the market place. If a reverse stock split was implemented it would reduce the amount of outstanding shares, increase our share price, and help us , we believe, qualify to up-list to a major stock exchange such as NASDAQ, or NYSE/AMEX provided we meet the other financial and corporate governance requirements. Management believes this would be beneficial to our shareholders.

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

(18)

New Business Model

Mergers and Acquisitions

Management has determined that it is in our best interests to chart a strategic course for us to grow by more mergers and acquisitions. Management is planning for expansion by additional mergers and acquisitions to generate greater revenues and profits, and by shifting our focus to invest in far more profitable natural and alternative energy technologies. We anticipate, but can provide no assurances, of acquiring 5 to 10 “bolt on” acquisitions of additional new companies with revenues in the $10 million to $80 million range, with stable cash flows and EBITDA’s in the $1 million to $8 million range, in the next 1 to 3 years. The potential targets profile will primarily include companies with well-established marketing and distribution channels, a defensible competitive position, and strong growth opportunities. This will also include companies that have a strong asset base with hard or fixed assets, property, plant, equipment, proprietary technologies, patents, and exclusive licenses. We are aggressively seeking potential acquisition targets to meet these objectives.

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

Market Expansion

Management believes that there are currently 3,240 utilities in the United States. Through NDR Energy Group LLC we have firm contracts signed with 31 of these major utilities. Our plans are to develop an aggressive sales force to obtain agreements with a total of 100 utilities and other customers; including Federal and State Departments and Agencies, Cities, Municipalities, and large commercial and industrial corporate clients, in the next 12 to 24 months. This will give us, we believe, a much greater market share, and more customers for our gas supply division; thereby further increasing our revenues and profits.

Forecast of Projected Revenues and Earnings and Market Value

Our primary objective is to exploit changes in the energy market to propel us to a dominant market position, and be one of the top independent energy companies in the United States. Another major goal is to find new ways to create more value, maximize the wealth of our shareholders, and bring increased value to our stakeholders and the investment community. The financial plan is intended for rapid but controlled growth and required Management to make certain assumptions and estimates.

Focus on Earnings

We achieved a sales revenue of $60,219,864, for the fiscal year ending June 30, 2013, as compared to $57,327,732 for the same period in 2012; which is an increase of 5.04%.

A major goal for the fiscal 2013 year and beyond is to begin to generate earnings for our company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management; and higher sales of natural gas, propane, oil, electric power, refined energy products, and coal.

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

• Sixth, our Company, through NDR Energy Group LLC, has expanded its product mix to include the sales and distribution of propane due to the higher profit margins.

• Seventh, we intend to expand into gas storage, physical and financial gas trading, transportation, and gas management.

• Eighth, we have expanded our sales of natural gas beyond just base load transactions to include monthly term transactions, spot market sales, and sales gas for electric power generation.

(19)

Corporate Governance and Management

Amendment to Company’s Articles of Incorporation

On December 26, 2012, we filed with the Nevada Secretary of State a Certificate of Amendment to our Articles of Incorporation. The Amendment was approved by a Unanimous Written Consent of all of our Board of Directors, on December 19, 2012, pursuant to the authority granted them by a “Written Consent Of The Holders Of A Majority Of The Voting Shares Of Universal Bioenergy, Inc.”, dated June 18, 2010; which granted to the Board of Directors the full right and authority to increase or otherwise change the authorized shares of Common Stock and Preferred Stock. The information regarding this issue was disclosed in the Company’s report on Form 8-K, filed on December 28, 2012. The information regarding this issue was originally fully disclosed in the Company’s quarterly report on Form 10-Q that were filed for the quarterly periods ending June 30, 2011 and September 30, 2011, and the report on Form 8-K filed on May 19, 2011. The Amendment incorporated the following changes:

a. Increased the number of authorized shares of the Corporation’s common stock from 1,000,000,000 to a total of 3,000,000,000 shares.

b. The total number of shares of "Preferred Stock" that the Corporation is authorized to issue is 10,000,000 shares with a par value of $0.001 per share.

Management Incentive Programs

We have an incentive program for the Officers, in accordance with their Employment Agreements, whereby they may receive bonuses and equity awards based on the “economic value added” that they bring to our company. This may include increases in revenues, earnings, cash flow, debt reduction, return on net assets, return on stockholders equity, return on assets, return on capital, stockholder returns, return on sales, gross or net profit margin, productivity, expense, margins, operating efficiency, objective measures of customer satisfaction, working capital, financing, earnings per share, market share, inventory turns, acquisitions or strategic transactions, or other means of bringing additional value to our company. Since management has deferred most, or all, of their compensation, provisions have been made to issue them long-term Notes for their salary; with the option to convert the Notes into shares of our common stock.

Our present management team inherited a development stage company that in previous years had no revenue, earnings, limited operations, and very little volume and liquidity in its stock. We contend that they built a good, solid, operating company with strong revenues in a short period of time, during the worst economic downturn the United States has experienced since the “Great Depression”.

Discontinued Operations

There are no discontinued operations to report for this period.

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 2013 compared to June 30, 2012

Review and Analysis of Current Results of Operations

Revenues

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the twelve months ended June 30, 2013, were $60,219,864 as compared to $57,327,732 for the same period in 2012. This resulted in an increase of $2,892,132 in revenues, or 5.04% from the previous year. Our Cost of Sales for this period was $60,136,459. This has resulted in a gross profit margin for this period of $83,405.  The high proportionate cost of sales relative to the gross revenues reflected in this period is due to purchasing the gas from some of the suppliers at near retail cost, and high financing costs added to the gas by the suppliers.  Management plans are to reduce the purchasing cost of the gas, and the financing cost, by obtaining our own credit facility and lines of credit, and obtaining our gas at the wellhead. This will allow us to purchase the gas in larger quantities with greater economies of scale, on better terms, at lower costs, and reduce the high financing costs; thereby significantly increasing our gross profit.

Additionally in 2013, while building our business, we focused on generating substantial sales revenues, a broad customer base, and gaining the greatest share of the market in the shortest period of time. That strategy affected how we obtained our supplies, their relative cost, and how we priced our products for sale to our customers. To gain a great market share in a short period of time initially resulted in higher cost of goods sold, and selling the product at, or slightly below, our costs; which directly impacted our profitability. This caused almost negligible gross profit and negative earnings in 2013. This strategy was only a temporary measure while we were building greater market share.  See the sections “New Business Strategy”, “Focus on Earnings”, and “New Profits Centers” above.

We incurred losses of $623,518 for the twelve months ended June 30, 2013, and $4,003,540 for the same period in 2012. Our accumulated deficit since our inception through June 30, 2013, amounts to $22,077,821. We issued 1,000,000 of common shares for services with an aggregate fair value of approximately $3,800 that was included in the $1,235,438 in general and administrative expenses for the twelve month period ended June 30, 2013. Excluding the value of the common shares of $3,800 from the general and administrative expenses of $1,235,438 would reduce the actual net general and administrative expenses to $1,231,638. We also incurred interest expenses of $1,970,409. Excluding the value of the common stock that was issued for services, and interest expenses which together totaled $1,970,409, would correspondingly reduce our net loss of $623,518 to an adjusted net profit of $1,346,891 for the period ending June 30, 2013. Based on an adjusted net profit of $1,346,891, this adjusted net profit equals 2.24% of our total revenues of $60,219,864 for the period ended June 30, 2013*.

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

We issued convertible Promissory Notes, and determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, Derivatives and Hedging (Topic ASC 815). As a result, the fair value of the derivative financial instruments in the Promissory Notes is reflected in our balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Promissory Notes and warrants, and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income; or expense at each balance sheet date.

We valued the conversion features in our convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the twelve months ended June 30, 2013, are $822,661, and $(832,339) in non-cash charges totaling $(9,678) pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expense

Our Cost of Sales for the twelve months ended June 30, 2013, were $60,136,459 as compared to $57,195,130 for the same period in 2012. This was an increase of $2,941,329 or 5.14% in our Cost of Sales.  Our primary business operations consist of the marketing and distribution of natural gas, propane and coal to our major customers nationwide. Our general and administrative expenses (G&A) for the twelve months ended June 30, 2013, were $1,235,438 as compared to $1,734,780 for 2012. This resulted in a decrease of $499,342 or 28.78% in our G&A expenses. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Our “total operating expenses” and “other expenses” decreased from $4,136,142 for the period ending June 30, 2012 by a total of $3,429,219 or by 83%, to $706,923 for the period ending June 30, 2013. This decrease of $3,429,219 is equal to 5.70% of our revenues of $60,136,459. Based on our plans for growth and expansion, and increasing revenues through sales of natural and other products, we believe we will soon reduce our net losses down to zero; and then move our company toward solid profitability. Since we are a high growth company, growing by mergers and acquisitions, we generally expect to have corresponding increases in costs reflected in our operating expenses.

Assets

Our “total assets” have increased by $3,711,836, or 42.87%, to $12,369,529 for the period ending June 30, 2013, compared to $8,657,693 for the same period in 2012. A total of $3,683,387 of that resulted from an increase in the amount of our Accounts Receivables from the sales of natural gas.

Our Property and Equipment and long-term physical assets were also increased by $28,801 due to the increase in investments of $30,000 offset by a decrease of $1,199 in deposits.

(20)

Liquidity and Capital Resources

Our management looks to a variety of funding sources to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing, sales, and distribution, of natural gas to our 31 electric utility customers through our NDR Energy Group subsidiary. Our present revenue, profitability, and future growth, are largely dependent on a number of factors; including the prevailing and future prices for natural gas which is also dependent, or influenced by, numerous factors beyond our control; such as regulatory developments, changing economic conditions, and competition from other energy sources. As we further diversify into the marketing and distribution of propane, oil, and coal, our future revenues and profitability will come from multiple sources, and they will be less dependent on the sales of natural gas alone.

Working Capital

Our working capital requirements decreased, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of $1,021,031 for the period ending June 30, 2013, as compared to a working capital deficit of $1,667,555 for the period ending June 30, 2012. This decreased our working capital deficit by $646,524, or by 38.77%. The working capital deficit was primarily due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending June 30, 2013, is an occasional event experienced by many companies and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the twelve months ended June 30, 2013, and 2012 were as follows:

Cash Flows from Operating Activities

Our cash used in operating activities for the twelve months ended June 30, 2013 was (786,758) as compared to ($1,495,558) for the twelve months ended June 3, 2012. The decrease of $708,800 or 47.39% was primarily attributable to the accruing of certain management salaries, issuing stock for professional services in lieu of cash payments, the reduction of Notes payable, and interest with stock in lieu of cash payments.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended June 30, 2013, was $30,000 as compared to cash used by investing activities of $2,700,000 for the twelve months ended June 30, 2012. This was a decrease of $2,670,000, or an decrease of 98.89%, due to our reduction in cash needs for acquisitions.

Cash Flows from Financing Activities

Our cash provided by financing activities for the year ended June 30, 2013, was $817,715 as compared to $4,186,107 for the year ended June 30, 2012. The net cash provided by financing activities is primarily attributable to our Notes Payables issued.

Liabilities / Indebtedness

Current liabilities increased to $10,197,223 for the twelve months ended June 30, 2013, compared to $7,159,403 for the same period in 2012. This 42.43% increase was primarily due to a $3,754,004 increase in accounts payable from the purchasing costs and supplies of natural gas. Our long-term liabilities are $976,248 for the period ending June 30, 2013, compared to $2,233,882 for the year ending June 30, 2012. This resulted in a decrease of $1,257,634 or 56.30% in our long-term liabilities. This increase was primarily due to the conversion of the accrued compensation, expenses of certain officers and employees into long term notes payable, and the conversion of many of our creditors Notes into common stock in our efforts to reduce our current and long-term liabilities, improve our cash flow, and improve the Balance Sheet. In the past twelve months the Company has significantly reduced its borrowings from its creditors to further reduce its short and long-term debt.

DEBT

Debt and Debt Financing

Long-Term Debt and Promissory Notes - In its efforts to expand and grow, we borrowed direct cash funds from various investors to raise capital, and we issued them debt instruments in the form of Promissory Notes to evidence that debt. These are long-term Notes with various rates and maturities that grant the Note Holder the right (but not the obligation) to convert them into shares of our common stock in lieu of receiving payment in cash. The issued Promissory Notes are primarily unsecured obligations. The principal amount of the Promissory Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

Many of these Promissory Notes have above market interest rates, and high price conversion discounts rates to market. Management issued the Promissory Notes primarily for the following reasons:

a. Universal was considered a development stage company with a limited operating history, and had limited revenues and earnings.

b. The investors that accepted a Promissory Note, with deferred payments, with the option to convert the Promissory Note to high risk penny stock, for the cash obligation, felt they were taking an extremely high risk.

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

j. Due to these inherent risk factors and their potential effect on the investors, the Board of Directors initially approved the conversion prices for the Notes in a range of $.005 to $.05 per share, or at a 30% to 50% discount to market.

The investors have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions, to expand and grow our company. These investors invested funds in our company when it was still a development stage company with a limited operating history, limited revenues, negative earnings, and limited stock liquidity. They accepted Promissory Notes with the option to convert them to shares of common stock, and were taking what was considered to be a high risk investment at that time. We retain the right to re-negotiate the terms and conditions of the Promissory Notes, including adjusting the conversion prices if the stock price rises or falls considerably and consistently over time, on terms that would be more favorable to us and our shareholders or the Note Holder. It could take several years to convert all of the Promissory Notes to stock if all of the investors requested it. It is possible that some may never convert their Promissory Notes to stock and may take cash only when we are in the best position to settle the obligation on a cash basis. No additional consideration was paid to convert any Promissory Note.

Most of the Promissory Notes that some of the investors elected to convert were not converted at the stated amount in the Promissory Note; but were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a re-negotiated conversion price due to a modification of the terms of the Promissory Note. Should the investors decide to convert their respective Promissory Notes into common stock then the corresponding debt represented by that Promissory Note would be eliminated from the Company’s balance sheet. The respective investors typically will convert the principal balance on their Promissory Notes in 25% to 33% portions, and usually will not convert their Promissory Notes into more than 4.99% of the Company’s outstanding shares of stock at any time.

(21)

List of Notes

List of Notes from April 1, 2013 through June 30, 2013

On April 1, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.

On April 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Promissory Note to common stock at a fixed conversion price of $0.002 per share.

On June 6, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.

On July 18, 2013 the Company issued an amended twelve (12) month convertible Promissory Note with a non-related creditor for $130,000 at 12% interest. The Holder purchased four existing Promissory Notes from another Note Holder in a private non-public transaction. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.

If all of these Promissory Notes were converted to common stock it could take several years; and the amount of stock that could be issued cannot be determined. This would result in a dilution of the proportional, or percentage of ownership of the shareholders; however, we do not believe the value of the shareholders stock would be adversely affected. In an effort to build a strong operating company the officers and some our employees have not taken their salaries for the last few years, and have become creditors of our company. The accrued compensation due them by our company has become a debt or liability on the books. We have issued them Promissory Notes that include an option to convert the Promissory Notes to shares of our common stock to reflect these liabilities. This has reduced some of the need to borrow from outside creditors. They have also taken on the very same risks upon themselves as the outside lenders and creditors. We believe the officers would prefer to be paid in cash as opposed to shares of common stock. If the officers ever elect to convert their Promissory Notes into shares of common stock the shares will be subject to Rule 144 restrictions as control securities when selling them into the market.

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

As of June 30, 2013, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

(22)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNIVERSAL BIOENERGY, INC.

(23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Universal Bioenergy, Inc.

We have audited the accompanying consolidated balance sheets of Universal Bioenergy, Inc. (the “Company”) as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Bioenergy, Inc. (a Nevada corporation) as of June 30, 2013 and 2012 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/ Bongiovanni & Associates, CPA’s/

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

October 14, 2013

(24)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:
	June 30, 2013	June 30, 2012
CURRENT ASSETS:
Cash	$2,130	$1,173
Accounts receivable	9,173,462	5,490,075
Other loans	600	600
Total current assets	9,176,192	5,491,848

PROPERTY AND EQUIPMENT - net	6,335	7,643

OTHER ASSETS:
Accounts receivable - other	10,050	10,050
Investments	2,919,500	2,889,500
Intangible assets	250,000	250,000
Deposit	7,453	8,652
Total other assets	3,187,003	3,158,202

TOTAL ASSETS	$12,369,529	$8,657,693

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$9,333,980	$5,579,976
Other accounts payable and accrued expenses	363,922	479,522
Accrued interest	124,949	239,834
Line of credit	6,618	18,384
Current portion of long term debt	150,821	326,708
Derivative liability	212,683	510,728
Advances from affiliates	4,250	4,250
Total current liabilities	10,197,223	7,159,403

Long term debt
Notes payable	352,150	1,879,807
Notes payable - related parties	624,098	354,075
Total long-term debt	976,248	2,233,882

TOTAL LIABILITIES	11,173,471	9,393,285

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 1,000,000 shares
authorized. Preferred stock Series A, zero issued and outstanding shares	—	—
June 30, 2013 and June 30, 2012, respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
June 30, 2013 and June 30, 2012, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized;
2,563,963,279 and 353,496,968 issued and outstanding as of
June 30, 2013 and June 30, 2012, respectively	2,660,595	353,497
Additional paid-in capital	20,884,031	20,635,959
Noncontrolling interest	(270,979)	(197,671)
Accumulated deficit	(22,077,821)	(21,527,610)
Total stockholders' equity (deficit)	1,196,059	(735,592)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,369,529	$8,657,693

The accompanying notes are an integral part of these consolidated financial statements.

(25)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For TheYears Ending June 30,
	2013	2012

REVENUES	$60,219,864	$57,327,732

COST OF SALES	60,136,459	57,195,130

GROSS PROFIT	83,405	132,602

OPERATING EXPENSES:
General and administrative	1,195,729	1,750,826
Sales and marketing	38,401	33,108
Depreciation and amortization expense	1,308	(49,154)
Total operating expenses	1,235,438	1,734,780

LOSS FROM OPERATIONS	(1,152,033)	(1,602,178)

OTHER INCOME (EXPENSE):
Other income	26,954	22,992
Initial (loss) on embedded derivatives issued	—	(647,876)
Change in fair value of derivative liabilities	2,471,970	(224,153)
Interest (expense), including amortization of
beneficial conversion feature	(1,970,409)	(1,552,324)
Total other expense	528,515	(2,401,362)

(LOSS) FROM CONTINUING OPERATIONS	(623,518)	(4,003,540)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	(125,000)

Net (Loss)	(623,518)	(4,128,540)

Net (loss) attributable to noncontrolling interest	(73,308)	(94,087)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(550,210)	$(4,034,453)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	*	*

Weighted average of shares outstanding	1,019,402,963	194,898,897

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(26)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(623,518)	$(4,128,540)
Adjustments to reconcile net (loss) to net cash
(used in) and provided by operating activities:
Depreciation expense	1,308	1,678
Common stock issued for services	3,800	247,980
Amortization of Beneficial conversion features	822,661	1,055,169
Loss (Gain) on embedded derivatives	(832,339)	927,596
Changes in assets and liabilities:		125,000
Accounts recievable	(3,683,387)	282,562
Prepaid expenses and other assets	1,199	264
Accrued expenses and other liabilities	(230,485)	317,891
Accounts payable	3,754,003	(325,158)
Net cash (used in) operating activities	(786,758)	(1,495,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(30,000)	(2,700,000)
Net cash provided by (used in) investing activities	(30,000)	(2,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	—	2,750
Principal payments on notes payable and line of credit	(805,352)	(333,069)
Proceeds from notes payable issued and line of credit	1,623,067	4,516,426
Net cash provided by financing activities	817,715	4,186,107

INCREASE (DECREASE) IN CASH	957	(9,451)

CASH, BEGINNING OF YEAR	1,173	10,624

CASH, END OF YEAR	$2,130	$1,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Invetment in membership acquistion by issuing notes payable	$—	$2,700,000
Issuance of common stock for the conversion of debt	$2,660,595	$353,497
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$—	$—
Beneficial conversion feature of convertible notes payable	$131,056	$(1,166,331)

The accompanying notes are an integral part of these consolidated financial statements.

(27)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

							Additional		Non-
	Common Stock		Preferred A		Preferred B		Paid-in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

BALANCE AT JUNE 30, 2011	114,153,072	$ 114,153	-	$ -	232,080	$ 232	$ 17,220,738	$ (17,493,157)	$ (103,584)	$ (261,618)

Common stock issued for debt conversion	202,470,410	202,471					1,088,162			1,290,633

Common stock issued for stock dividend	11,415,311	11,415					(11,415)			0

Common stock issued for services	15,127,925	15,128					232,852			247,980

Beneficial conversion feature of convertible notes payable							2,059,781			2,059,781

Common stock issued for interest expense	10,330,250	10,330					45,841			56,171

Noncontrolling interest									(94,087)	(94,087)

Net (Loss)								(4,034,453)		(4,034,453)
BALANCES AT JUNE 30, 2012	353,496,968	$ 353,497	-	$ -	232,080	$ 232	$ 20,635,959	$ (21,527,610)	$ (197,671)	$ (735,593)

				-	-	-		-	-
Common stock issued for debt conversion	240,863,636	240,864					514,412			755,276

Common stock issued for services	1,000,000	1,000					2,800			3,800

Common stock issued for stock dividend	78,161,209	78,161					(78,161)	-		-

Beneficial conversion feature of convertible notes payable							(528,987)			(528,987)

Noncontrolling interest									(66,165)	(66,165)

Net (Loss)								(874,769)		(874,769)
BALANCES AT DECEMBER 31, 2012	673,521,813	$ 673,522	$ -	$ -	$232,080	$ 232	$ 20,546,023	$ (22,402,379)	$ (263,836)	$ (1,446,438)
	-				-	-			-

Common stock issued for debt conversion	179,428,576	179,428					119,652			299,080

Beneficial conversion feature of convertible notes payable							270,572			270,572

Noncontrolling interest									(4,937)	(4,937)

Net (Loss)								(744,128)		(744,128)
BALANCES AT MARCH 31, 2013	852,950,389	$ 852,950	-	$ -	232,080	$ 232	$ 20,936,247	$ (23,146,507)	$ (268,773)	$ (1,625,851)

Common stock issued for debt conversion	1,807,644,597	1,807,645					1,699,633			3,507,278

Common stock issued for services										-

Beneficial conversion feature of convertible notes payable							(1,941,897)			(1,941,897)

Noncontrolling interest									(2,206)	(2,206)

Net (Loss)								744,128		1,068,686
BALANCES AT JUNE 30, 2013	2,660,594,986	$ 2,660,595	-	$ -	232,080	$ 232	$ 20,693,983	$ (22,402,379)	$ (270,979)	$ 1,006,011

The accompanying notes are an integral part of these consolidated financial statements.

(29)

UNIVERSAL BIOENERGY, INC.

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2012

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

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, liquefied natural gas (LNG), propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company presently sells natural gas to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

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

On July 15, 2013, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30.

(30)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and June 30, 2012 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit; including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount; which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits; which may require periodic adjustments. At June 30, 2013 the Company did not record any liabilities for uncertain tax positions.

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07"). With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. With the new guidance, reporting entities in liquidation are required to prepare financial statements using a basis of accounting that communicates information to users of the financial statements to enable those users to develop expectations about how much the reporting entities will have available for distribution to investors after disposing of its assets and settling its obligations. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(31)

NOTE 3 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Twelve Months Ended June 30, 2013		For the Twelve Months Ended June 30, 2012

Net Loss for common shareholders		550,210		$(4,034,453)

Weighted average common shares outstanding		1,019,402,963		$194,898,897

Basic and fully diluted net loss per share	$	*	$	*

Net loss per share is based upon the weighted average shares of common stock outstanding.

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

*Less than $0 .00 per share.

NOTE 4 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 2,660,594,986 shares of common stock issued and outstanding as of June 30, 2013.

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

On September 29, 2008, the Company authorized 100,000 Series A Preferred shares and 232,080 Series B Preferred Shares of stock. The preferred Series A preferred shares have voting rights at the equivalent of 300 shares of common stock to each preferred share of stock. The Series B preferred shares bear no voting rights. On June 15, 2011, the Series A preferred shares were cancelled by the Transfer Agent and returned to the Company. As of June 30, 2013, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

Series A

There are no Preferred Series A shares outstanding as of June 30, 2013.

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

Series B

There are 232,080 series B preferred shares issued shares outstanding as of June 30, 2013. The preferred series B shares are non-voting and have no liquidation preferences.

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

Options and Warrants:

As of June 30, 2013, there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding.

Convertible Securities

At June 30, 2013, the Company had Promissory Notes that have the option to convert them into common stock of the Company, for of a total of $4,971,438. (See Note 7 - Notes Payables).

Common Stock Issued for Services

2013

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

On March 14, 2013, the Company converted one of its Notes payable, dated December 31, 2011, with a principle amount of $40,500, and issued 16,200,000 common shares to an Employee for services for that conversion.

(32)

NOTE 5 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of June 30, 2013 and June 30, 2012 as follows:

	June 30, 2013	June 30, 2012
Equipment	13,094	$13,094
Land	—	—
Building	—	—
Accumulated depreciation	(6759)	(5,451)
Total	6,335	$7,643

There was $654 and $654 depreciation expense for the twelve months ended June 30, 2013 and 2012 respectively.

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

NOTE 7 – NOTES PAYABLE

	June 30, 2013	June 30, 2012

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,300 at 10% interest. The holder has the right to convert the note to common stock at $.05. Note converted to stock on April 15, 2013	-	25,300

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05.	25,200	25,200

On December 3, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4800 at 10% interest. The holder has the right to convert the note to common stock at $.005. Conversion price changed to $0.002 by Board. Note converted to stock on April 10, 2013.	-	4,800

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board. On March 15, 2013, $60,000 worth of the Note was converted by a non-affliate assignee, leaving a balance of $76,000.	76,000	136,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Converion price changed to $0.015 by Board.	65,000	165,000

On January 18, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. Converted to stock on June 28, 2013.	-	10,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below.	10,000	10,000

On March 10. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. Converted to stock on June 26, 2013.	-	25,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005.	25,000	25,000

On October 2, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $202,200 at 10% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	202,200

On October 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $125,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on May 11, 2012 to another creditor, and an additional late fee of $5,000 was added to the principal of the note. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	125,000

On October 25, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $103,600 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to the market price. This Note was sold on June 22, 2012 to another creditor.	-	103,600

On October 25, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $96,400 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On May 22, 2012, this Note was sold to another creditor, and modified to $102,988, to include $6,588 in accrued interest. The conversion price was changed to a variable price by Board resolution. On June 21, 2012 this Note was partially converted to stock.	-	20,000

On October 31, 2011 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $74,760 at 10% interest. The holder has the right to convert the note to common stock at $0.005.	-	74,760

On December 23, 2011 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	-	50,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $151,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board. Converted to stock onApril 10, 2013.	-	151,400

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $40,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.02. Conversion price changed to $0.0025 On March 14, 2013 this Note was converted to stock.	-	40,500

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $162,175 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.01. Conversion price changed to $0.0025 by Board. Converted to stock on April 10, 2013.	-	162,175

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

On January 4, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $55,000 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	-	55,000

On January 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $43,700 at 12% interest. The holder has the right to convert the note to common stock at $0.005.	-	43,700

On February 1, 2012 the Company entered into a ten (10) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	-	53,000

On February 15, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price.	-	30,000

On February 20, 2012 the Company entered into a two (2) year Promissory Note with a non-related creitor for $2,000,000 at 12% interest. The holder has the right to convert the note to common stock at a 30% discount to market at the time of conversion. Conversion price changed to $0.002 by Board. Converted on April 10, 2013.	-	2,000,000

On February 23, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $80,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008.	-	80,000

On February 29, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $122,800 at 12% interest. The holder has the right to convert the note to common stock at $0.005. Conversion price changed to $0.002 by Board. Converted on April 10, 2013.	-	122,800

On March 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $30,000 at 12% interest. The holder has the right to convert the note to common stock at a 50% discount to the market price. On January 31, 2013, this Note was converted to stock.	-	30,000

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board. Partial conversion of $25,000 on April 24, 2013, leaving a balance of $45,000.	45,000	70,000

On March 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $123,600 at 12% interest. The holder has the right to convert the note to common stock at $0.005. On November 20, 2012, $25,000 of Note converted leaving a $98,600 balance. On February 15, 2013, $29,500 of Note was converted leaving a $69,100 balance. Final conversion on April 9, 2013, balance $0.00	-	123,600

On April 4, 2012 the Company entered into a seven (7) month convertible Promissory Note with a non-related creditor for $50,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	-	50,000

On April 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $75,000 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	75,000

On May 4, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	-	42,500

On May 21, 2012 the Company entered into a eight (8) month convertible Promissory Note with a non-related creditor for $45,000 at 12% interest. The holder has the right to convert the note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On February 13, 2013, this Note was converted to stock.	-	45,000

On May 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $31,100 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. converted to stock on April 10, 2013.	-	31,100

On June 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $50,200 at 12% interest. The holder has the right to convert the note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	50,200

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board. Sold to a non-related party on Janaury 11, 2013. Converted to stock on April 10, 2013.	-	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	-

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	-

On July 9, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. Conversion price changed to $0.002 by Board. On January 29, 2013, this Note was converted to stock.	-	-

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share.	36,000	-

On July 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $52,600 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. converted to stock onApril 10, 2013.	-	-

On August 9, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $38,000 at 12% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Conversion price changed to $0.002 by Board. On March 13, 2013, this Note was converted to stock.	-	-

On August 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $21,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	-

On September 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $57,500 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Conversion price changed to $0.002 by Board. Converted to stock on April 10, 2013.	-	-

On October 10, 2012 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Converted to stock on April 26, 2013.	-	-

On October 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $15,403 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share. Converted to stock on June 23, 2013.	-	-

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100	-

On December 5, 2012 the Company entered into an seven (7) month convertible Promissory Note with a non-related creditor for $51,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. Converted to stock on JUne 26, 2013.	-	-

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	121,150	-

On December 31, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion.	32,500	-

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500	-

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400	-

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000	-

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851	-

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	18,000	-

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500	-

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	950	-

On April 1, 2013, a non-afilliated party purchased $49,000 of the principal of a $123,600 Note dated March 20, 2012, in a private non-public transaction. The Holder paid $7,000 as a premium for $49,000 of principal. A modified Note for $56,000 was issued to the new Note Holder. On April 23, 2013, the Company completed a partial conversion one of its amended Notes payable. A total of $49,000 worth of the Note was converted to common shares at a 50% discount to market prices. That part of the conversion this debt reduced the Company’s Notes Payables by $49,000. A Balance of $7,000 remains on the modified Note.	7,000	-

On April 1, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	19,500	-

On April 30, 2013 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Note to common stock at $0.002.	44,500	-

On June 12, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	53,000	-

Total long-term note payable	$1,362,808	$4,272,242
Less Current portion	0	0
Less Debt discount	(149,866)	(872,029.0)
Less Beneficial Conversion Feature	(236,694)	(1,166,331.00)
Long-term portion of notes payable	$976,248	$2,233,882

Principal maturities of notes payable as of June 30, for the next five years and thereafter is as follows:

2013	$903,283
2014	$2,875,702
2015	$786,953
2016	$21,700
2017	$-0-
Total	$4,750,138

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.12% to 0.18%, grant dates of Notes, the term of the Notes, conversion prices at 50% of current stock prices on the measurement date ranging from $0.00115 to $0.0047, and the computed measure of the Company’s stock volatility, ranging from 185.29% to 197.59%.

Included in the June 30, 2013, is a derivative liability in the amount of $212,683 to account for this transaction. This liability arose in the fourth quarter of 2012, and the balance was $510,728 as of June 30, 2012. It will be revalued quarterly henceforth, and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the twelve months ended June 30, 2013 and June 30, 2012, are $2,471,970 and $(224,153) respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(33)

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

The provision (benefit) for income taxes from continued operations for the twelve months ended June 30, 2013 and 2012 consist of the following:

	June 30, 2013	June 30, 2012
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	946,000	$759,000
State	250,000	201,000
	1,196,000	960,000
Valuation allowance	(1,196,000)	(960,000)
(Benefit) provision for income taxes, net	—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2013	June 30, 2012

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43.0%)	(43.0%)
Effective tax rate	—	—

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2013	June 30, 2012

Total deferred tax asset	1,196,000	$960,000
Valuation allowance	(1,196,000)	(960,000)

Net deferred tax asset	—	$—

The Company has a net operating loss carry forward of approximately $22,077,821; however, in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore, this loss of approximately $6,500,000 is available to offset future taxable income through 2028.

During the twelve months ended June 30, 2013 and 2012 the valuation allowance increased by $1,140,000 and $1,140,000, respectively.

(34)

NOTE 9 – ACQUISTION

There are no Acquisitions to report for this period.

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

On March 14, 2013, the Company converted one of its Notes payable, dated December 31, 2011, with a principle amount of $40,500, and issued 16,200,000 common shares to an Employee for services for that conversion.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending June 30, 2013. The situation regarding these matters has not changed materially from the description in the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-K Annual Report for the period ended June 30, 2013.

On July 15, 2013 the Company completed the final and full conversion of one of its Notes payable dated December 31, 2012, for a Note with a principle amount of $32,500, and a total of 34,634,967 common shares were issued. The final conversion of the Note included $32,500 in principal and $1,300 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $32,500.

On July 25, 2013, the Company approved a Stock Purchase Agreement between the Company and an affiliated party, whereby the Company re-purchased 300,000,000 shares of the Company’s common stock from that party in a private transaction. The Company subsequently cancelled the shares of common stock and returned them to the Corporate treasury. The 300 million shares represented 12% of the Company’s 2,538,903,268 outstanding shares of common stock that were indicated in our Form 10-Q Report for the period ended March 31, 2013. The repurchase demonstrates our strong confidence in the long-term growth prospects of the Company, and our commitment to return value to our shareholders.

NDR Energy Awarded Gas Supply Contract with Nicor Gas

On August 19, 2013, the Company announced that NDR Energy Group was awarded a contract to supply natural gas Nicor gas Company. Nicor provides natural gas to more than 2.2 million customers in a service territory that encompasses a large portion of the upper Midwest. In 2012, Nicor’s parent company, traded on the NYSE, reported revenues of over $3.9 billion, and over $14 billion in assets in its Annual Report.

On September 11, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. A total of $55,543 worth of the Note was converted, and 83,340,897 common shares were issued for that part of several partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction form a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $55,543. A balance of $65,000 of principal remains on the modified Note.

NDR Energy Group signs Contract to sell Electric Power to San Diego Gas and Electric

On September 27, 2013, the Company announced NDR Energy Group signed an agreement to supply electric power San Diego Gas and Electric (SDG&E), one of the largest electric power utilities on the west coast. SDG&E is a public utility that provides energy service to 3.4 million people. SDG&E’s parent company, Sempra Energy is a Fortune 500 energy services company that provides electricity and natural gas services, and reported revenues of approximately $9.6 billion in its 2012 Annual Report.

On October 1, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. A total of $20,000 worth of the Note was converted, and 28,571,429 common shares were issued for that part of several partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction form a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $75,543. A balance of $40,000 of principal remains on the modified Note.

(35)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of June 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes that resulted in certain filings being delayed or late.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like ours, face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, only a few individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of our independent registered public accounting firm over management’s assessment regarding internal control over financial controls. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. However, as noted, when the size of our Company and its finance department is materially increased, the deficiencies can be addressed. Once increased, we intend to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the requirements and application of US generally accepted accounting principles and SEC disclosure requirements. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote or when the size of our Company and our finance department will materially increase to address these issues.

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Vince Guest	55	Chief Executive Officer, Director, Principle Financial Officer
Solomon Ali	49	Senior Vice President, Director

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

Section 16(a) of the Exchange Act requires our directors, executive officer, and persons who beneficially own more than ten percent of our outstanding common stock, to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership, and where applicable, annual statement of ownership of our common stock.  Such persons are required by SEC regulations to furnish us with copies of all such statements they file.  Based solely upon a review of the copies of the forms furnished to us, as of Juine 30, 2013, we believe that all required filings under Section 16(a) for fiscal 2013 to date have been made by our officers and directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal year ended June 30, 2013 and 2012 compensation awarded to, paid to, our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Vince M. Guest	2013 2012	174,000 174,000	174,000-	- -	- -	- -	- -	- -	384,000 174,000
Chairman of the Board, Chief Executive Officer, Principal Accountant		—	—	—	—	—	—	—	—
Solomon Ali Senior Vice President, Director	2013 2012	174,000 174,000	174,000	- -					384,000 174,000

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of June 30, 2013:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercied Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Vince M. Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

2013 and 2012 OPTION EXERCISES AND STOCK VESTED TABLE

Name	Year	Option Awards Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Stock Awards Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
NONE

2012 and 2011 PENSION BENEFITS TABLE

Name	Year	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Years ($)
NONE

2013 and 2012 NON-QUALIFIED DEFERRED COMPENSATION TABLE

Name	Year	Executive Contribution in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions	Aggregate Balance of Last Fiscal Year-End ($)
NONE

2013 and 2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vince M. Guest	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Solomon Ali	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

*	Based upon the aggregate grant date fair value calculated in accordance with the Accounting Codification Standard Topic 718 “Share-Based Payments. Our policy and assumptions made in valuation of share based payments are contained in the notes to our financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

2013 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursement ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total (S)
NONE

2013 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking ($)	Financial Planning/Legal Fees ($)	Club Dues ($)	Executive Relocation ($)	Total Perquisites and Other Personal Benefits ($)
NONE

2013 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

		Before Change in Control	After Change in Control
Name	Benefit	Termination w/o Cause or for Good Reason	Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
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

Employment Agreements

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

(36)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of June 30, 2013 based on 2,660,594,986 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Vince M. Guest	Common Stock	16,242,967	0.61%
Solomon Ali	Common Stock	18,906,266	0.71%

All Officers and Directors
As a Group (2 persons)	Common Stock	35,149,233	1.32%
Global Energy Group (2)	Common Stock	1,568,630,000	58.95%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Global Energy Group’s controlling entity has been disclosed to us as Rainco Management LLC and the control person for Rainco Management LLC is N. C. Singletary.

Changes in Control

On January 11, 2013, a non-affiliated party purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders, with a total principal amount of $3,234,775. On April 10, 2013, the Company converted this portfolio of 14 Promissory Notes into common shares of stock; and issued 1,568,630,000 common shares for that conversion. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. The purchasing party was Global Energy Group, and its controlling entity has been disclosed to us as Rainco Management LLC. Global Energy Group is now deemed an affiliate.

The shares issued to Global Energy Group are restricted securities. Restricted securities are securities acquired in unregistered, private sales from the issuer or from an affiliate of the issuer. Investors typically receive restricted securities through private placement offerings pursuant to Regulation D, employee stock benefit plans, as compensation for professional services, or in exchange for providing "seed money" or start-up capital to the company. Rule 144(a)(3) identifies what sales result in restricted securities. Pursuant to Rule 144 of the Securities Act of 1933, control securities are those held by an affiliate of the issuing company. An affiliate is a person, such as an officer, director or large shareholder, (e.g. owning 10% of a company’s outstanding shares), in a relationship of control with the issuer. Control means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise.

Therefore, Global Energy Group is subject to the limitations of Rule 144 on sales of any of its stock. The restrictions on the sales of restricted stock per Rule 144 include holding the stock for a minimum of six months after issuance, and it would therefore be limited to selling an amount equal to 1% of the Company’s issued and outstanding shares every 90 days. When and if it did decide to sell any of its stock, the federal securities laws require them to file a Form 144, (Notice of Proposed Sale of Securities), notifying the SEC of their intent to sell any of its stock in accordance with the Rule 144 guidelines and limitations.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 3,000,000,000 shares of common stock, par value $.001, as of June 30, 2013.

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

As of June 30, 2013, there were no Series A preferred shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

On July 23, 2013, the Company issued One Million (1,000,000) restricted shares of its Series A preferred stock to an affiliated party, with each share having a stated value of One Dollar and Sixty Cents ($1.60), which shares have a total stated value equal to the sum of One Million Six Hundred Thousand Dollars ($1,600,000).The preferred shares granted to the shareholder are irrevocable and the shareholder is granted full rights, title and interests in the “shares”, on July 23, 2013. The preferred shares pay an annual cash dividend in the amount of fifteen percent (15%) or twenty four cents ($0.24) for each preferred share of stock held by the shareholder. The dividend payments shall be paid on a quarterly basis beginning on the last day of the first calendar quarter. In the event the Company cannot pay, or elects not to pay the dividend in cash, then the dividend will be paid in common stock, of which stock shall have a holding period that will begin and tack back to the date of the start of the holding period of the original preferred shares.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds.

Options and Warrants:

As of June 30, 2013, there were no options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At June 30, 2013, the Company had no convertible debentures outstanding.

Transfer Agent

On October 25, 2007, the Company engaged Corporate Stock Transfer to serve in the capacity of transfer agent. Their mailing address and telephone number are as follows:

Corporate Stock Transfer 3200 Cherry Creek Drive South, Suite 430

Denver CO, 89009

Telephone (303) 282-4800, Fax (303) 282-5800

(37)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for audit of the Company’s annual financial statements for 12 months ended June 30, 2013, was approximately $35,000. The aggregate fees billed by Bongiovanni & Associates, CPA’s for review of the financial statements included in the company’s Forms 10-Q for Fiscal year ended 2013 was approximately $10,500.

Audit-Related Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended June 30, 2013, and that are not disclosed in the paragraph captioned “Audit Fees” above, was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended June 30, 2013 and 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.00 and $0.00, respectively.

Tax Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice, and tax planning for the years ended June, 30, 2013 was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for professional services rendered for tax compliance, tax advice, and tax planning for the years ended June, 30, 2013 and 2012 were $0.00 and $0.00.

All Other Fees.  The aggregate fees billed by Bongiovanni & Associates, CPA’s for products and services other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended June 30, 2013 was $0.00. The aggregate fees billed by Bongiovanni & Associates, CPA’s for products and services other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the years ended June 30, 2013 and 2012 $0.00 and $0.00 respectively.

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

Based on the review and discussions referred to above, the Board of Directors approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2013 fiscal year for filing with the U.S. Securities and Exchange commission.

The Board of Directors pre-approved all fees described above.

(38)

PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibit No.		Exhibit
2.1		The Bankruptcy Court of the Northern District of Mississippi in its Order Granting Debtor's Motion to Sell Assets Free and Clear Of All Liens, Claims And Encumbrances Outside The Ordinary Course Of Business dated 21st December 2006 (the "Order"). (3)
2.2		Bill of sale with BMI on January 26, 2007 in connection with the Order. (3)
3.1		Articles of Incorporation (1)
3.2		Bylaws
3.3		Amendment to Articles of Incorporation (2)
10.1		Stock Purchase and Reorganization Agreement between Palomine, Inc., Universal Bioenergy North America, Inc., and Mortensen Financial Limited dated October 24, 2007. (2)
10.2		Universal Bioenergy North America, Inc. promissory note in favor of LaCroix International Holdings, Inc. in the amount of One Million Six Hundred Fifty Thousand Dollars ($1,650,000) dated January 26, 2007. (3)
10.3		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $300,000 dated October 30, 2007. (3)
10.4		Universal Bioenergy North America, Inc. promissory note in favor of Mortensen Financial Limited in the amount of $250,000 dated October 30, 2007. (3)
10.5		Employment Agreement by and between Universal Bioenergy and Dr. Richard Craven (4)
10.6		Employment Agreement by and between Universal Bioenergy and Vince M. Guest
10.7		Employment Agreement by and between Universal Bioenergy and Solomon Ali
14.1		Code of Ethics (5)
21	*	Subsidiaries
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (6)(6 (2)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on December 14, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008.
(5)	Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on August 12, 2010.
(6)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.

(39)

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: October 15, 2013	By:	UNIVERSAL BIOENERGY, INC. /s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2013	By:	/s/ VINCE M. GUEST
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director

Date: October 15, 2013	By:	/s/ SOLOMON ALI
Solomon Ali
Senior Vice President and Director