Form 10-Q
period 2013-09-30
Universal Bioenergy, Inc.
filed 2013-11-19
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 001-36134

UNIVERSAL BIOENERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada 20-1770378

State of Incorporation IRS Employer Identification No.

19800 Mac Arthur Blvd., Suite 300

Irvine, CA 92612

(Address of principal executive offices)

(949) 559-5017

(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non–Accelerated filer  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2013
Common stock, $0.001 par value	2,681,340,081

(1)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

(2)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………... 25

Exhibit 3.2 – Sarbanes-Oxley Act………………………………………………………….. 25

(3)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2014.

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:
	September 30, 2013	June 30, 2013
CURRENT ASSETS:
Cash	$0	$2,130
Accounts receivable	3,829,979	9,173,462
Other loans	—	600
Total current assets	3,829,979	9,176,192

PROPERTY AND EQUIPMENT - net	4,341	6,335

OTHER ASSETS:
Accounts receivable - other	600	10,050
Investments	2,929,550	2,919,500
Intangible assets	250,000	250,000
Deposit	6,516	7,452
Total other assets	3,186,666	3,187,002

TOTAL ASSETS	$7,020,986	$12,369,529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$3,994,231	$9,333,980
Other accounts payable and accrued expenses	468,922	363,922
Accrued interest	140,497	124,949
Line of credit	7,272	6,618
Current portion of long term debt	441,785	150,821
Derivative liability	316,343	212,683
Advances from affiliates	3,313	4,250
Total current liabilities	5,372,363	10,197,223

Long term debt
Notes payable	370,653	352,150
Notes payable - related parties	342,900	624,098
Total long-term debt	713,553	976,248

TOTAL LIABILITIES	6,085,916	11,173,471

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares
authorized. Preferred stock Series A,1,000,000 issued and -0- outstanding shares September 30, 2013 and June 30, 2013	1,000	—
respectively.
Preferred stock Series B, 232,080 issued and outstanding shares
September 30, 2013 and June 30, 2012, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized;
2,478,570,850 and 2,660,594,986 issued and outstanding as of
September 30, 2013 and June 30, 2012, respectively	2,478,571	2,660,595
Additional paid-in capital	21,118,833	20,884,031
Noncontrolling interest	(279,110)	(270,979)
Accumulated deficit	(22,383,457)	(22,077,821)
Total stockholders' equity (deficit)	935,070	1,196,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,020,986	$12,369,529

  The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The 3 Months Ending September 30,
	2013	2012

REVENUES	$13,872,602	$15,562,860

COST OF SALES	13,859,787	15,538,855

GROSS PROFIT	12,815	24,005

OPERATING EXPENSES:
General and administrative	155,885	345,457
Sales and marketing	—	15,447
Depreciation and amortization expense	654	654
Total operating expenses	156,539	361,558

LOSS FROM OPERATIONS	(143,724)	(337,553)

OTHER INCOME (EXPENSE):
Other income	7,355	5,963
Initial (loss) on embedded derivatives issued	(92,168)	(27,589)
Change in fair value of derivative liabilities	152,797	(430,658)
Interest (expense), including amortization of
beneficial conversion feature	(238,028)	(933,331)
Total other expense	(170,044)	(1,385,615)

(LOSS) FROM CONTINUING OPERATIONS	(313,768)	(1,723,168)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	—

Net (Loss)	(313,768)	(1,723,168)

Net (loss) attributable to noncontrolling interest	(8,131)	(30,092)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(305,637)	$(1,693,076)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	*	*

Weighted average of shares outstanding	2,511,296,738	487,211,246

* Less than $0.01 per share

  The accompanying notes are an integral part of these consolidated financial statements.

(6)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Period Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(313,768)	$(4,432,535)
Adjustments to reconcile net (loss) to net cash
(used in) and provided by operating activities:
Depreciation expense	654	1,962
Common stock issued for services	—	118,280
Amortization of Beneficial conversion features	297,722	973,879
Loss (Gain) on embedded derivatives	60,629	1,330,276
Changes in assets and liabilities:
Accounts recievable	1,660,096	5,801,464
Prepaid expenses and other assets	12,186	37,263
Accrued expenses and other liabilities	(110,874)	574,176
Accounts payable	(1,585,746)	(5,781,086)
Net cash (used in) operating activities	20,900	(1,376,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(40,050)	—
Net cash provided by (used in) investing activities	(40,050)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	—	—
Principal payments on notes payable and line of credit	(184,243)	(318,948)
Proceeds from notes payable issued and line of credit	202,200	1,697,722
Net cash provided by financing activities	17,020	1,378,774

INCREASE (DECREASE) IN CASH	(2,130)	2,453

CASH, BEGINNING OF PERIOD	2,130	3,706

CASH, END OF PERIOD	$0	$6,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Invetment in membership acquistion by issuing notes payable	$—	$2,000,000
Issuance of common stock for the conversion of debt	$88,043	$1,296,268
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$—	$366,090
Beneficial conversion feature of convertible notes payable	$72,265	$1,145,883

  The accompanying notes are an integral part of these consolidated financial statements.

(7)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, liquefied natural gas (LNG), propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company has contracts to sells natural gas to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

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

NDR Energy Group’s Wholesale Electric Power Division

On February 12, 2013, our subsidiary, NDR Energy Group received approval from the Federal Energy Regulatory Commission (FERC) to market wholesale and retail electric power. NDR Energy Group’s electric power division is now in full operation, and is prepared to sell electric power. We believe we should start selling electric power during the next 30 to 90 days to begin additional generating revenues.

Universal Bioenergy Launches International Coal Division for Export to Foreign Markets

On February 22, 2013, the Company announced that it established a new division that will focus on the sales of coal for export to the international market to generate additional revenues, higher margins, and potential profits. The new division will take advantage of the growing demand for coal in countries whose economies and infrastructure are experiencing high growth, have a greater demand for energy, electric power, and coal, to produce electricity, and to manufacture steel. These countries include China, India, and South Korea, Mexico, and some European countries; including Germany, England, Ireland, and Poland.

Global Energy Group LLC

Global Energy Group, LLC “GEG”, our primary shareholder, is a holding company whose primary business is the acquisition of strategic business assets, companies and, investment or joint ventures in both private and public companies. On April 10, 2013, Global Energy Group LLC, (“GEG”), converted its portfolio of Convertible Promissory Notes into common shares of UBRG stock; and was issued 1,568,630,000 common shares for that conversion. The 1,568,630,000 shares was the equivalent of 61.78% of UBRG’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 201. As of June 30, 2013, GEG’s holdings were the equivalent of 58.95% of the issued and outstanding shares of UBRG.

 Company History

Universal Bioenergy, Inc. (UBRG) was incorporated on August 13, 2004, under the laws of the State of Nevada.

On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy, Inc. to better reflect its business plan.

On February 27, 2013, the Company announced it had established a new division that will focus on the sales of coal for export to the international market. The new division will take advantage of the growing demand for coal in countries whose economies, and infrastructure are experiencing high growth, have a greater demand for energy, electric power and coal to produce electricity and to manufacture steel. These countries include China, India, and South Korea, Mexico and some European countries, including Germany, England, Ireland and Poland.

On July 15, 2013, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30.

(8)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim, unaudited, condensed, consolidated, financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the footnotes thereto for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principle of Consolidation

The consolidated financial statements include the accounts of Universal Bioenergy, Inc., and NDR Energy Group, LLC. Intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and June 30, 2013 the Company had no cash equivalents.

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

(9)

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

(10)

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

		For the Three Months Ended September 30, 2013		For the Three Months Ended September 30, 2012

Net Loss for common shareholders		$(313,768)		$(1,723,168)

Weighted average common shares outstanding		2,511,296,738		487,211,246

Basic and fully diluted net loss per share	$	*	$	*

Net loss per share is based upon the weighted average shares of common stock outstanding

*Net Loss per share is less than $(0.01)

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 2,478,570,850 shares of common stock issued and outstanding as of September 30, 2013.

On December 26, 2012, the Board of Directors increased the total number of authorized shares of Preferred Stock to 10,000,000 shares with a par value of $0.001 per share. As of September 30, 2013, there were 1,000,000 Series A Preferred Shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

For First Quarter Period Ending September 30, 2013

At September 30, 2013, there were no outstanding stock options or warrants.

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

On July 25, 2013, the Company approved a Stock Purchase Agreement between the Company and an affiliated party, whereby the Company re-purchased 300,000,000 shares of the Company’s common stock from that party in a private transaction. The Company subsequently cancelled the shares of common stock and returned them to the Corporate treasury. The 300 million shares represented 12% of the Company’s 2,538,903,268 outstanding shares of common stock that were indicated in our Form 10-Q Report for the period ended March 31, 2013. The affliliated party was Global Energy Group LLC. The purchase price for the 300,000,000 million shares included 1,000,000 restricted Series A Preferred shares of stock and $37,000 in cash consideration.

On September 11, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. This was the third in a series of conversions for this Note, including one on July 31, 2013, one on August 15, 2013, and one on September 11, 2013. A total of $55,543 worth of the Note was converted, and 83,340,897 common shares were issued for these three partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction from a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $55,543. A balance of $74,457 of principal remains on the modified Note.

Issuance of Preferred Shares

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

More detailed information about the issuance of preferred shares was discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The information is fully discussed in Part II, Item 8. – Note 4 – Equity, “Preferred Stock”. There have been no material changes from the information previously disclosed in that Form 10-K.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of September 30, 2013 and June 30, 2013 as follows:

	September 30, 2013	June 30, 2013
Equipment	13,094	$13,094
Land	—	—
Building	—	—
Accumulated depreciation	(8,753)	(6,759)
Total	4,341	$6,335

There was $654 and $654 depreciation expense for the three months ended September 30, 2013 and 2012 respectively.

(11)

NOTE 7 – NOTES PAYABLE

	September 30,2013	June 30, 2013

On August 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,200 at 10% interest. The holder has the right to convert the note to common stock at $.05. Note sold to non-related party and incorporated into Amended Note. See Amended Note dated July 18, below.*	-	25,200

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board. On March 15, 2013, $60,000 worth of the Note was converted by a non-affliate assignee, leaving a balance of $76,000.	76,000	76,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Converion price changed to $0.015 by Board.	65,000	65,000

On January 19. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock at $.005. *See note below. Note sold to non-related party and incorporated into Amended Note. See Amended Note dated July 18, below.*	-	10,000

On March 14. 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $25,000 at 10% interest. The holder has the right to convert the note to common stock at $005. Note sold to non-related party and incorporated into Amended Note. See Amended Note dated July 18, below.*	-	25,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board. Partial conversion of $25,000 on April 24, 2013, leaving a balance of $45,000.	45,000	45,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	174,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	35,250

On July 12, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $36,000 at 10% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.005 per share. Note sold to non-related party and incorporated into Amended Note. See Amended Note dated July 18, below.*	-	36,000

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100	135,100

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	121,150	121,150

On December 31, 2012 the Company entered into an eight (8) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The Holder has the right to convert the Note to common stock after six months at a variable conversion price at 50% discount to the market price at the time of conversion. Note converted to stock on July 15, 2013.	-	32,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500	162,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400	50,400

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000	130,000

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851	39,851

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	18,000	18,000

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	42,500	42,500

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	950	950

On April 1, 2013, a non-afilliated party purchased $49,000 of the principal of a $123,600 Note dated March 20, 2012, in a private non-public transaction. The Holder paid $7,000 as a premium for $49,000 of principal. A modified Note for $56,000 was issued to the new Note Holder. On April 23, 2013, the Company completed a partial conversion one of its amended Notes payable. A total of $49,000 worth of the Note was converted to common shares at a 50% discount to market prices. That part of the conversion this debt reduced the Company’s Notes Payables by $49,000. A Balance of $7,000 remains on the modified Note.	7,000	7,000

On April 1, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	19,500	19,500

On April 30, 2013 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Note to common stock at $0.002.	44,500	44,500

On June 12, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	53,000	53,000

*On July 18, 2013 the Company issued an Amended twelve (12) month Convertible Promissory Note with a non-related creditor for $130,000 at 12% interest. The Holder purchased four existing Promissory Notes from another Note Holder in a private non-public transaction. The Amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. As of September 30, 2013, a total of $55,543 worth of the Note was converted to stock.	74,457	-

On July 18, 2013 the Company entered into a twelve (12) month convertible Promissory Note with a non-related creditor for $43,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	43,500	43,500

On September 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $28,700 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	28,700	28,700

Total long-term note payable	$1,380,767	$1,362,810
Less Current portion	(441,785)	(150,821)
Less Debt discount	(56,773)	(104,685)
Less Convertible notes, net	(88,092)	(131,056)
Less Beneficial Conversion Feature	(80,564)	(131,056)
Long-term portion of notes payable	$713,553	$976,248

(12)

Principal maturities of notes payable as of September 30, 2013, for the next five years and thereafter is as follows:

2013	$204,907
2014	$827,459
2015	$256,250
2016	$18,950
2017	$73,200
Total	$1,380,766

For the above convertible notes, pursuant to ASC Topic 470, the Company reviewed and determined that in most cases a beneficial conversion feature existed since the conversion price was less than market price at the date the notes were issued. The beneficial conversion feature is amortized over the life of the note using the interest method.

* For more information on the Convertible Notes see Part II - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Debt”, and Note 7, “Notes Payable”, and Part I – Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.10% to 0.11%, grant dates of Notes, the term of the Notes, conversion prices are 50% of current stock prices on the measurement date ranging from $0.00075 to $0.00115, and the computed measure of the Company’s stock volatility, ranging from 188.50% to 195.07%.

Included in the September 30, 2013, is a derivative liability in the amount of $316,343 to account for this transaction. This liability arose in the second quarter of 2012, and the balance was $212,683 as of June 30, 2012. It will be revalued quarterly henceforth, and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended September 30, 2013 was $152,796.62 and $0 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

The provision (benefit) for income taxes from continued operations for the three months ended September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012
Current:
Federal	—	$—
State	—	—

Deferred:
Federal	2,210,000	$2,822,000
State	585,000	747,000
	2,795,000	3,569,000
Valuation allowance	(2,795,000)	(3,569,000)
(Benefit) provision for income taxes, net	—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2013	September 30, 2012

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2013	September 30, 2012

Total deferred tax asset	$2,795,000	$3,569,000
Valuation allowance	(2,795,000)	(3,569,000)

Net deferred tax asset	$-	$-

The Company has a net operating loss carry forward of approximately $13,265,000; however, in accordance with IRC 382 the loss is limited to 49% of the loss carry forward. The loss is limited due to the change in control of at least 50%; therefore, this loss of approximately $6,500,000 is available to offset future taxable income through 2028.

During the three months ended September 30, 2013 and 2012 the valuation allowance increased by $1,140,000 and $1,906,000 respectively.

(13)

NOTE 9 – RELATED PARTY TRANSACTION

Related party transactions reported for this period are as follows:

There are no Related Party Transactions to report for this period.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending September 30, 2013. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K for the period ended June 30, 2013.

NOTE 10 – ACQUISTION

There are no acquisitions to report for this period.

NOTE 11 - CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 12 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended September 30, 2013.

NDR Energy Group Awarded Contract with Southern California Gas Company for $11.38 Million

On October 23, 2013, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Southern California Gas Company (SoCal), one of the largest natural gas distribution utilities in the country. Under the terms of the contract NDR Energy Group is to SoCal with an estimated 3.0 billion cubic feet (bcf) of natural gas for five months, from November through March, with an estimated value of $11,385,000. According to SoCal, they supply and deliver natural gas to over 20 million customers on the west coast. Its parent company, a Fortune 500 company, traded on the New York Stock Exchange, reported revenues of approximately $10.0 billion in its 2012 annual report.

Universal Bioenergy Announces November Sales Up 108% - Sales Increase to $9.78 Million

On October 28, 2013, the Company announced that NDR Energy Group, had sold an estimated 2.63 billion cubic feet (Bcf) of natural gas for the month of November. This is NDR Energy’s highest volume of gas sold and revenues generated for the month of November in the last four years. The natural gas sold is expected to generate an estimated $9.78 million in revenues for the month of November alone. The $9.78 million in gas sales booked for November is a 108.38% jump, or an increase of $5.08 million in sales over the $4.69 million of gas sold in November, 2012. The $9.78 million in sales for the month of November 2013, represents 16.23%, of the $60.22 million in sales the Company generated for the entire fiscal year of 2013. The 2.63 (Bcf) of sales of gas for November represents a 99.81% jump, or an increase of 1.316 billion cubic feet (Bcf), over the 1.318 (Bcf) of gas sold during the month of November in 2012. The volume of 85,000 MMBtu per day of natural gas sold is one of the highest in NDR Energy’s history for the month of November. Additional sales of gas may be forthcoming for the month of November.

On October 28, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. This was the sixth in a series of conversions for this Note, which included separate conversions on July 31, 2013, on August 15, 2013, on September 11, 2013, October 11, 2013, October 16, 2013 and October 28, 2013. A total of $66,000 worth of the Note was converted, and 76,483,517 common shares were issued for these three partial conversions for the month of October. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction from a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $66,000. A balance of $14,000 of principal remains on the modified Note.

On October 31, 2013, the Company completed the final, and full, conversion of one of its Notes payable, dated March 18, 2013, for a Note with a principle amount of $42,500, and a total of 126,285,714 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

NOTE 13 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $(22,383,457) from its inception to September 30, 2013. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at September 30, 2013, is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital; the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead, from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities, should enable us to greatly improve our cash flow and increase our working capital.

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

The Company, in association with its investors and creditors, was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending September 30, 2013. We were also able to proceed with the acquisition of the ownership interest in a coal mining company; which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2014 and beyond.

NOTE 14 - CONCENTRATIONS

At September 30, 2013, 100% of the Company's accounts receivable was due from three customers during the three months ended September 30, 2013, and 94% of total revenue was generated from four customers, for the three months ended September 30, 2012.

(14)

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

Partnership	Percentage of Ownership	Book Equity 6/30/13	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 9/30/13
Progas Energy Services	7.5%	$197,631	$0	$8,513	$198,013
Whitesburg Friday Branch Mine, LLC	40%	$2,700,000	$0	$0	$2,700,000
Totals		$2,897,630	$0	$8,513	$2,898,013

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements, to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, as well as other factors that we are currently unable to identify or quantify but that may exist in the future.

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

Our primary business focus is the production, marketing, and sales of natural gas, propane, coal, oil, and alternative energy. Through our subsidiary NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group, we have contracts signed with 31 major utility companies in the United States with strong Standard & Poor’s credit ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

We are also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. We are continuing our growth through an ongoing series of acquisitions.

(16)

Recent Developments and Significant Accomplishments

On July 25, 2013, the Company approved a Stock Purchase Agreement between the Company and an affiliated party, whereby the Company re-purchased 300,000,000 shares of the Company’s common stock from that party in a private transaction. The Company subsequently cancelled the shares of common stock and returned them to the Corporate treasury. The 300 million shares represented 12% of the Company’s 2,538,903,268 outstanding shares of common stock that were indicated in our Form 10-Q Report for the period ended March 31, 2013. The repurchase demonstrates our strong confidence in the long-term growth prospects of the Company, and our commitment to return value to our shareholders. The affliliated party was Global Energy Group LLC. The purchase price for the 300,000,000 million shares included 1,000,000 restricted Series A Preferred shares of stock and $37,000 in cash consideration.

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

Global Energy Group LLC

Global Energy Group, LLC “GEG”, our primary shareholder, is a holding company whose primary business is the acquisition of strategic business assets, companies and, investment or joint ventures in both private and public companies.

On January 11, 2013, Global Energy Group LLC, (“GEG”), purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders, with a total principal amount of $3,234,775. On April 10, 2013, the Company, at the direction of “GEG”, converted this portfolio of 14 Promissory Notes into common shares of stock; and issued 1,568,630,000 common shares for that conversion. The Promissory Notes were converted into common stock at the market price at the time of conversion. The 1,568,630,000 shares was the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. Global Energy Group is now deemed an affiliate.

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

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet

Management believes it has improved our financials and restructured our Balance Sheet, by reducing our long-term debt and converting $3,234,775 in outstanding debt on the Balance Sheet to shares of common stock and issued the shares to our creditor. We believe the benefit to our company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by us, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Our long-term liabilities are $976,248 for the period ending June 30, 2013. and $0,000,000 for the period ended September 30, 2013.

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

(17)

CORPORATE FINANCE

The Company’s Capital Structure

In management’s efforts to grow and expand our Company we must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of our Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock), or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital, depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy, and the credit markets.

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

Based on the reasons above, and since we required immediate capital to rapidly expand, grow, restructure its operations, enter new markets, finance new acquisitions, and execute our marketing plans; raising capital through debt financing was our best alternative. This strategy resulted, we believe, in our gaining a greater share of the energy market, increased revenues, increased assets, market capitalization value, and our shareholders owning a portion of a much larger and more valuable company. As we continue to advance and develop through the different stages of our business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing, and capital structure at that time.

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

(18)

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

Focus on Earnings

We achieved sales revenue of $13,872,602 for the three months ending September 30, 2013, as compared to $15,562,860 for the same period in 2012. Our cost of sales was $13,859,787 for the three months ending September 30, 2013, as compared to $15,538,855 for the same period in 2012.

A major goal for the fiscal 2014 year and beyond is to begin to generate earnings for our Company. We intend to increase our operating income and earnings through current and future acquisitions in the energy industry, and high profit centers; which will include gas storage, physical and financial gas trading, transportation, management; and higher sales of natural gas, propane, oil, electric power, refined energy products, and coal.

Our management’s plans for increasing earnings include the following:

• First, we have expanded our sales of natural gas beyond just base load transactions to include monthly term transactions, spot market sales, and sales gas for electric power generation.

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

Discontinued Operations

There are no Discontinued Operations to report for this period.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2013	2012

Losses available for common shareholders	$($313,768)	$($1,723,168)

Other non-cash expenses	654	654
Stock issued for services	-0-	5,000

Losses available for common shareholder, as adjusted	$($313,114)	$($1,722,514)

(19)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended September 30, 2013, decreased; compared to for the three months period ended September 30, 2012.

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three months ended September 30, 2013 were $13,872,602 as compared to $15,562,860 for the same period in 2012. This resulted in a decrease of $1,690,258 in revenues or 10.86% over the previous year. Our Cost of Sales for this period was $13859,787. This has resulted in a gross profit margin for this period of $12,815.

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

We incurred losses of $313,768 for the three months ended September 30, 2013; and $1,723,168 for the same period in 2012. Our accumulated deficit since our inception through September 30, 2013 amounts to 22,383,457. We did not issue any common shares for services for this period which had an aggregate fair value of approximately $0.00 that was included in the $156,539 in general and administrative expenses for the three month period ended September 30, 2013. We also incurred interest expenses of $238,028. Excluding the value of the common stock that was issued for services and interest expenses, which together totaled $238,028, would correspondingly reduce our net loss of $313,768 to an adjusted net loss of $75,740 for the period ending September 30, 2013. Based on an adjusted net loss of $75,740, this loss equals only 0.5% of our total revenues of 13,872,602 for the period ended September 30, 2013, as compared to 6.69% for the same period ended 2012.*

*The disclosure of this information statement, is a “non-GAAP financial accounting measure”, and is a supplemental measure of our performance, which information is derived from our consolidated financial information, although it is not included in our consolidated financial statements which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures are considered “non-GAAP financial measures” under SEC rules.

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

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three ended September 30, 2013, are 316,343 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expenses

Our Cost of Sales for the three months ended September 30, 2013 were $13,859,787 as compared to $15,538,855 for the same period in 2012. This was a decrease of $1,679,068 or 10.81% in our Cost of Sales.  Our primary operation is the marketing of natural gas, propane and coal to our customers. Our total operating expenses for the three months ended September 30, 2013 were $156,539 as compared to $361,558 for the same period in 2012. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We decreased our total operating expenses from $361,558 for the period ending 2012, by a total of $205,019, or by 56.70%, to $156,539 for the period ending September 30, 2013.

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

Assets

Our “total assets” have decreased by $5,348,543, or 43.24%, to $7,020,986 for the period ending September 30, 2013, compared to $12,369,529 for the same period in 2012. This was due to an increase in the amount of our Accounts Receivables from the sales of natural gas

Liquidity and Capital Resources

Our management looks to a variety of funding sources to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 31 electric utility customers through NDR Energy. Our revenues, profits, and future growth, depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability, and future growth, are largely dependent on a number of factors; including the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control; such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($1,542,384) for the period ending September 30, 2013, as compared to a working capital deficit of ($1,021,031) for the period ending September 30, 2012. This increased our working capital deficit by $521,353 or by 51.06%. The working capital deficit was primarily due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending September 30, 2013, is an occasional event experienced by many companies, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles; thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the three months ended September 30, 2013 and 2012 were as follows:

Cash Flows from Operating Activities

Our cash, provided by operating activities, for the three months ended September 30, 2013, was $20,900, as compared to cash used in operating activities of $(1,376,321) for the three months ended September 30, 2012. The decrease was primarily attributable to amortization of beneficial conversion feature, the accruing certain management salaries, and a reduction of prepaid expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended September 30, 2013 was $(40,500) as compared to cash provided by investing activities of $0.00 for the three months ended September 30, 2012.

(20)

Cash Flows from Financing Activities

Our cash, provided by operating activities, for the three months ended September 30, 2013, was $17,020, as compared to cash used in operating activities of $1,378,774 for the three months ended September 30, 2012. The decrease was primarily attributable to amortization of beneficial conversion feature, the accruing certain management salaries, and a reduction of prepaid expenses.

Liabilities / Indebtedness

Current liabilities decreased to $5,372,363 for the three months ended September 30, 2013, compared to $10,197,223 for the same period in 2012. This 47.32% decrease was primarily due to a $5,339,749 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $713,553 for the period ending September 30, 2013, compared to $976,248 for the three months ending September 30, 2012.

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

Most of the Promissory Notes that the investors elected to convert, were converted at the market price of the stock at the time of conversion. Some of the notes were converted at a 30% to 50% discount to the market price at the time of conversion to reflect a conversion price due to a modification of the terms of the Promissory Note.

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

LIST OF PROMISSORY NOTES

List of Notes from July 1, 2013 through September 30, 2013

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

On September 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $28,700 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.

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

(21)

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

As of September 30, 2013, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

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

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, we have concluded that, as of September 30, 2013, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(22)

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the information included in Item 3, “Legal Proceedings” in our 2013 Annual Report on Form 10-K. There is no action, suit, proceeding, inquiry, or investigation before, or by, any court, public board, government agency, self-regulatory organization, or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries, or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect; with the exception of the legal proceeding indicated below;

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this Report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following previously disclosed risk factors in addition to the risk factors previously provided:

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period July 1, 2013 through September 30, 2013

There were no sales of unregistered senior securities during the fiscal period ended September 30, 2013 except as follows for certain Promissory Notes (“Note”) and issuances of equity at the initiation and request of the Note holders:

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

On July 25, 2013, the Company approved a Stock Purchase Agreement between the Company and an affiliated party, whereby the Company re-purchased 300,000,000 shares of the Company’s common stock from that party in a private transaction. The Company subsequently cancelled the shares of common stock and returned them to the Corporate treasury. The 300 million shares represented 12% of the Company’s 2,538,903,268 outstanding shares of common stock that were indicated in our Form 10-Q Report for the period ended March 31, 2013. The affliliated party was Global Energy Group LLC. The purchase price for the 300,000,000 million shares included 1,000,000 restricted Series A Preferred shares of stock and $37,000 in cash consideration.

On September 11, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. This was the third in a series of conversions for this Note, including one on July 31, 2013, one on August 15, 2013, and one on September 11, 2013. A total of $55,543 worth of the Note was converted, and 83,340,897 common shares were issued for these three partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction from a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $55,543. A balance of $74,457 of principal remains on the modified Note.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2013.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form except as follows:

Changes in Control

On January 11, 2013, Global Energy Group LLC, purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders, with a total principal amount of $3,234,775. On April 10, 2013, the Company, (at the request of the Note Holder), converted this portfolio of 14 Promissory Notes into common shares of stock; and issued 1,568,630,000 common shares for that conversion. The Promissory Notes were converted into market price of the stock at the time of conversion. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. The purchasing party was Global Energy Group LLC, and its controlling entity is Rainco Management LLC and the control person for Rainco Management LLC is Nicole C Singletary. Solomon Ali, our Senior Vice President of Corporate Finance and Investor Relations, previously served as CEO of Rainco Industries, parent company of Rainco Management LLC and currently serves as an outside consultant (with no affiliation) and Rainco Industries serves us in the capacity as a consultant. Global Energy Group is now deemed an affiliate.

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

(23)

Item 6.  Exhibits

Exhibit No.		Exhibit
3.1		Articles of Incorporation (1)
3.2		Bylaws
3.3		Amendment to Articles of Incorporation (2)
3.3(a)		Amendment to Articles of Incorporation (7)
10.5		Employment Agreement by and between Universal Bioenergy and Dr. Richard Craven (3)
10.6		Employment Agreement by and between Universal Bioenergy and Vince M. Guest (4)
10.7		Employment Agreement by and between Universal Bioenergy and Solomon Ali (4)
14.1		Code of Ethics (5)
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)(6)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008
(4)	Incorporated by reference to the Form 10K for year ended December4 31, 2009 as filed on August 12, 2010
(5)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.
(6)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on December 28, 2012

(24)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: November 19, 2013	By	/s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director