Form 10-Q
period 2013-12-31
Universal Bioenergy, Inc.
filed 2014-02-19
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 001-36134

UNIVERSAL BIOENERGY, INC.

(Exact name of Registrant as specified in its charter)

Nevada 20-1770378

State of Incorporation IRS Employer Identification No.

18100 Von Karman Avenue, Suite 850

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

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐   No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2014
Common stock, $0.001 par value	2,833,340,081

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

(2)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………... 58-61

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………. 62-63

(3)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2014.

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	(Unaudited)	(Audited)
	December 31, 2013	June 30, 2013
CURRENT ASSETS:
Cash	$3,385	$2,130
Accounts receivable	6,035,719	9,173,462
Other loans	—	600
Total current assets	6,039,104	9,176,192

PROPERTY AND EQUIPMENT - net	3,687	6,335

OTHER ASSETS:
Accounts receivable - other	(2,150)	10,050
Investments	2,929,550	2,919,500
Intangible assets	250,000	250,000
Deposit	6,516	7,452
Total other assets	3,183,916	3,187,002

TOTAL ASSETS	$9,226,706	$12,369,529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$6,255,276	$9,333,980
Other accounts payable and accrued expenses	185,540	363,922
Accrued interest	166,126	124,949
Line of credit	7,272	6,618
Current portion of long term debt	803,502	150,821
Derivative liability	165,304	212,683
Advances from affiliates	3,513	4,250
Total current liabilities	7,586,534	10,197,223

Long term debt
Notes payable	341,653	352,150
Notes payable - related parties	—	624,098
Total long-term debt	341,653	976,248

TOTAL LIABILITIES	7,928,187	11,173,471

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares authorized. Preferred stock Series A, 1,000,000 issued and outstanding shares December 31, 2013 and zero as of June 30, 2013, respectively.	—	—
Preferred stock Series B, 232,080 issued and outstanding shares December 31, 2013 and June 30, 2013, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized; 2,833,340,081 and 2,660,594,986 issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	2,833,340	2,660,595
Additional paid-in capital	21,287,362	20,884,031
Noncontrolling interest	(283,194)	(270,979)
Accumulated deficit	(22,539,221)	(22,077,821)
Total stockholders' equity (deficit)	1,298,520	1,196,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,226,706	$12,369,529
	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The 3 Months Ending December 31,		For The 6 Months Ending December 31,
	2013	2012	2013	2012

REVENUES	$18,705,137	$13,322,660	$32,577,739	$28,885,520

COST OF SALES	18,685,525	13,303,088	32,545,312	28,841,943

GROSS PROFIT	19,613	19,572	32,428	43,577

OPERATING EXPENSES:
General and administrative	204,396	394,760	360,281	740,217
Sales and marketing	—	12,942	—	28,389
Depreciation and amortization expense	654	—	1,308	654
Total operating expenses	205,050	407,702	361,589	769,261

LOSS FROM OPERATIONS	(185,437)	(388,130)	(329,161)	(725,683)

OTHER INCOME (EXPENSE):
Other income	7,293	12,525	14,648	18,488
Initial (loss) on embedded derivatives issued	0	159,447	(92,168)	131,858
Change in fair value of derivative liabilities	151,039	1,131,139	303,836	700,481
Interest (expense), including amortization of				—
beneficial conversion feature	(132,743)	(132,749)	(370,771)	(1,066,079)
Total other expense	25,589	1,170,362	(144,455)	(215,252)

(LOSS) FROM CONTINUING OPERATIONS	(159,848)	782,232	(473,616)	(940,935)

(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	—	—	—

Net (Loss)	(159,848)	782,232	(473,616)	(940,935)

Net (loss) attributable to noncontrolling interest	(4,084)	(36,073)	(12,215)	(66,165)

NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(155,763)	$818,305	$(461,400)	$(874,770)

NET (LOSS) PER SHARE:
Basic and diluted loss per share	*	*	*	*

Weighted average of shares outstanding	2,701,496,674	615,689,097	2,606,396,706	554,593,028

* Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

(6)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(473,616)		$(940,935)
Adjustments to reconcile net (loss) to net cash
(used in) and provided by operating activities:
Depreciation expense	1,308		654
Common stock issued for services	—		3,800
Amortization of Beneficial conversion features	266,229		310,700
Loss (Gain) on embedded derivatives	211,668		(832,339)
Changes in assets and liabilities:
Accounts receivable	(545,644)		689,108
Prepaid expenses and other assets	14,936		1,200
Accrued expenses and other liabilities	(368,427)		(65,363)
Accounts payable	675,300		(596,658)
Net cash (used in) operating activities	(218,245)		(1,429,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(40,050)		—
Net cash provided by (used in) investing activities	(40,050)		—

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	—		—
Principal payments on notes payable and line of credit	(153,500)		(1,977,134)
Proceeds from notes payable issued and line of credit	413,787		1,408,067
Net cash provided by financing activities	259,550		(569,067)

INCREASE (DECREASE) IN CASH	1,255		1,101

CASH, BEGINNING OF PERIOD	2,130		-

CASH, END OF PERIOD	$3,385		$(3,447)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—		$—
Taxes paid	$—		$—
Investment in membership acquistion by issuing notes payable	$—	$
Issuance of common stock for the conversion of debt	$155,200		$2,288,944
Common stock issued for intangible assets in acquisition	$—		$—
Convertible notes issued for accrued liabilities	$388,250		$4,000
Beneficial conversion feature of convertible notes payable	$448,662		$(671,045)

The accompanying notes are an integral part of these consolidated financial statements.

(7)

UNIVERSAL BIOENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED December 31, 2013 AND 2012

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

Our principal and administrative offices are located at 18100 Von Karman Avenue, Suite 850, Irvine, California, 92612. Our telephone number is 949-559-5017.

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

Global Energy Group LLC

With offices in both the United States and United Kingdom, GEG is positioned to take advantage of strategic relationships with investor partners and commodities traders in North America, Europe, and world emerging markets.

Global Energy Group, LLC “GEG”, our primary shareholder, is a holding company whose primary business is the acquisition of strategic business assets, companies, and investment or joint ventures in both private and public companies creating a mandated diversity in GEG’s portfolio. With offices in both the United States and United Kingdom, GEG is positioned to take advantage of strategic relationships with investor partners and commodities traders in North America, Europe, and world emerging markets. On April 10, 2013, Global Energy Group LLC, (“GEG”), converted its portfolio of Convertible Promissory Notes into common shares of UBRG stock; and was issued 1,568,630,000 common shares for that conversion. The 1,568,630,000 shares was the equivalent of 61.78% of UBRG’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 201. As of June 30, 2013, GEG’s holdings were the equivalent of 55.36% of the issued and outstanding shares of UBRG.

Company History

Universal Bioenergy, Inc. (UBRG) was incorporated on August 13, 2004, under the laws of the State of Nevada.

On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy, Inc. to better reflect its business plan.

On July 15, 2013, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30.

(8)

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim, unaudited, condensed, consolidated, financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and June 30, 2013 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit; including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount; which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits; which may require periodic adjustments. At December 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

(10)

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

		For the Six Months Ended December 31, 2013		For the Six Months Ended December 31, 2012

Net Loss for common shareholders		$(461,400)		$(874,770)

Weighted average common shares outstanding		2,606,396,706		554,593,028

Basic and fully diluted net loss per share	$	*	$	*

Net loss per share is based upon the weighted average shares of common stock outstanding

*Net Loss per share is less than $(0.01)

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 2,833,340,081 shares of common stock issued and outstanding as of December 31, 2013.

On December 26, 2012, the Board of Directors increased the total number of authorized shares of Preferred Stock to 10,000,000 shares with a par value of $0.001 per share. As of December 31, 2013, there were 1,000,000 Series A Preferred Shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

For Second Fiscal Quarter Period Ending December 31, 2013

At December 31, 2013, there were no outstanding stock options or warrants.

On October 18, 2013, the Company completed a full conversion one of its amended Notes payable dated October 16, 2013 with a principal amount of $50,000. A total of $50,000 worth of the Note was converted, and 77,000,000 common shares were issued for this conversion. Previously, on October 16, 2013, a non-affiliated party purchased a partial interest of $50,000 worth of a Note dated December 30, 2012, in a private non-public transaction from a non-related creditor. An amended Note for $50,000 dated October 16, 2013 at 12% interest was issued to the new Note Holder. This conversion of debt reduced the Company’s Notes Payables by $50,000. A balance of $00.00 of remains on the Amended Note, and $71,150 remains on the original Note.

On October 28, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. This was the sixth in a series of conversions for this Note, including one on October 11, 2013, one on October 16, 2013, and one on October 28, 2013. A total of $46,000 worth of the Note was converted, and 76,483,517 common shares were issued for these three partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction from a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $46,000. A balance of $28,457 of remains on the Amended Note.

On October 28, 2013 the Company completed the final and full conversion of one of its Notes payable dated March 18, 2013, for a Note with a principle amount of $42,500, and a total of 126,285,714 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

On December 20, 2013 the Company completed a partial conversion of one of its Notes payable dated June 12, 2013, for a Note with a principle amount of $53,000, and a total of 75,000,000 common shares were issued. The final conversion of the Note included $15,000 in principal and $00.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $38,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $15,000.

Issuance of Preferred Shares

No preferred shares were issued for this reporting period.

More detailed information about the issuance of preferred shares was discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The information is fully discussed in Part II, Item 8. – Note 4 – Equity, “Preferred Stock”. There have been no material changes from the information previously disclosed in that Form 10-K.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of December 31, 2013 and June 30, 2013 as follows:

	December 31, 2013	June 30, 2013
Equipment	13,094	$13,094
Land	—	—
Building	—	—
Accumulated depreciation	(9,407)	(6,759)
Total	3,687	$6,335

There was $2,648 and $1,308 depreciation expense for the six months ended December 30, 2013 and 2012 respectively.

(11)

NOTE 7 – NOTES PAYABLE

NOTE 7 – NOTES PAYABLE

	December 31, 2013	June 30, 2013

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board. On March 15, 2013, $60,000 worth of the Note was converted by a non-affliate assignee, leaving a balance of $76,000.	76,000	76,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Converion price changed to $0.015 by Board.	65,000	65,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board. Partial conversion of $25,000 on April 24, 2013, leaving a balance of $45,000.	45,000	45,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	174,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	35,250

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100	135,100

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share. On October 16, 2013, a non-affiliated party purchased a partial interest of $50,000 worth of this Note in a private transaction. An amended Note for $50,000 dated October 16, 2013 at 12% interest was issued to the new Note Holder. On October 18, 2013, a total of $50,000 worth of the Note was converted.	71,150	121,150

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500	162,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400	50,400

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000	130,000

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851	39,851

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	18,000	18,000

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. This Note was converted to stock on October 28, 2013, which reduced the Company's notes payables by $42,500.	—	42,500

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	950	950

On April 1, 2013, a non-afilliated party purchased $49,000 of the principal of a $123,600 Note dated March 20, 2012, in a private non-public transaction. The Holder paid $7,000 as a premium for $49,000 of principal. A modified Note for $56,000 was issued to the new Note Holder. On April 23, 2013, the Company completed a partial conversion one of its amended Notes payable. A total of $49,000 worth of the Note was converted to common shares at a 50% discount to market prices. That part of the conversion this debt reduced the Company’s Notes Payables by $49,000. A Balance of $7,000 remains on the modified Note.	7,000	7,000

On April 1, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	19,500	19,500

On April 30, 2013 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Note to common stock at $0.002.	44,500	44,500

On June 12, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On December 20, 2013, $15,000 of this Note was converted to stock, which reduced the Company's Notes payables to $38,000.	38,000	53,000

*On July 18, 2013 the Company issued an Amended twelve (12) month Convertible Promissory Note with a non-related creditor for $130,000 at 12% interest. The Holder purchased four existing Promissory Notes from another Note Holder in a private non-public transaction. The Amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. As of December 31, 2013, a total of $101,543 worth of the Note was converted to stock.	28,457	—

On July 18, 2013 the Company entered into a twelve (12) month convertible Promissory Note with a non-related creditor for $43,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	43,500	43,500

On September 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $28,700 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	28,700	28,700

On October 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,797.67 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,798	0

On November 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,539.07 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,539	—

On December 31, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,200 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,200	—

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $160,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	160,000	0

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $67,300 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	67,300	0

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $160,950 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	160,950	—

Total long-term note payable	1,641,053	$1,234,110
Less Current portion	(928,867)	(150,821)
Less Debt discount	(56,390)	(104,685)
Less Convertible notes, net	(80,067)	(131,056)
Less Beneficial Conversion Feature	(234,076)	(131,056)
Long-term portion of notes payable	341,653	$847,548

Principal maturities of notes payable as of December 31, 2013, for the next five years and thereafter is as follows:

2014	$928,866
2015	$594,500
2016	$117,687
2017	$0
2018	$0
Total	$1,641,053

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.10% to 0.11%, grant dates of Notes, the term of the Notes, conversion prices are 50% of current stock prices on the measurement date ranging from $0.00015 to $0.0005, and the computed measure of the Company’s stock volatility, ranging from 166.86% to 10.93%

Included in the December 31, 2013, is a derivative liability in the amount of $165,305 to account for this transaction. This liability arose in the second quarter of 2012, and the balance was $165,305 as of June 30, 2013. It will be revalued quarterly henceforth, and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended December 31, 2013 was $20,432 and $0 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(12)

NOTE 8 – RELATED PARTY TRANSACTION

Related party transactions reported for this period are as follows:

There are no Related Party Transactions to report for this period.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending December 31, 2013. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K for the period ended June 30, 2013.

NOTE 9 – ACQUISTION

There are no acquisitions to report for this period.

NOTE 10 - CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 11 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended December 31, 2013.

There are events subsequent to report for this period.

NOTE 12 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $22,539,221 from its inception to December 31, 2013. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at December 31, 2013, is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital; the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead, from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities, should enable us to greatly improve our cash flow and increase our working capital.

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

The Company, in association with its investors and creditors, was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending December 31, 2013. We were also able to proceed with the acquisition of the ownership interest in a coal mining company; which management believes, but cannot guarantee, will generate additional revenue, positive working capital, and net earnings for the Company in the fiscal year 2014 and beyond.

NOTE 13 - CONCENTRATIONS

At December 31, 2013, 100% of the Company's accounts receivable was due from three customers during the three months ended December 31, 2013, and 94% of total revenue was generated from four customers, for the three months ended December 31, 2012.

NOTE 14 - INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC.

In 2011, the Company acquired a 7.5 percent interest in Progas Ennergy Services. The fairmarket value of which has been established. Also in 2011, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established.

Partnership	Percentage of Ownership	Book Equity 6/30/13	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 9/30/13
Progas Energy Services	7.5%	$197,631	$0	$8,513	$198,013
Whitesburg Friday Branch Mine, LLC	40%	$2,700,000	$0	$0	$2,700,000
Totals		$2,897,630	$0	$8,513	$2,898,013

(13)

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

Our primary business focus is the production, marketing, and sales of natural gas, propane, coal, oil, and alternative energy. Through our subsidiary NDR Energy Group, located in Charlotte, North Carolina, we presently sell natural gas. Through NDR Energy Group, we have contracts signed with 31 major utility companies in the United States with strong Standard & Poor’s credit 1ratings. NDR Energy Group markets and distributes natural gas and propane to 30 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the country. Our customers include Southern California Gas Company, Pacific Gas & Electric, CenterPoint Energy Resources, Baltimore Gas & Electric, Memphis Light Gas & Water, Duke (Ohio & Kentucky), Michigan Consolidated, and National Grid. Our gas suppliers include EDF Trading, Conoco Phillips, Chesapeake Energy Marketing, and Anadarko.

(14)

Recent Developments and Significant Accomplishments

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

As of December 31, 2013, to the best of our knowledge, Global Energy Group LLC had no plans or proposals to acquire any additional securities of the issuer, and it has not disposed of any of the securities of the Company, (with the exception of the 300 million shares it sold back to the Company on July 25, 2013, which shares were retired and returned to the Company treasury

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet

Management believes it has improved our financials and restructured our Balance Sheet, by reducing our long-term debt and converting $3,234,775 in outstanding debt on the Balance Sheet to shares of common stock and issued the shares to our creditor. We believe the benefit to our company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by us, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Our long-term liabilities are $976,248 for the period ending June 30, 2013, and $341,653 for the period ended December 31, 2013.

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

Refined Energy Product Sales

The Energy Products division intends to market and distribute refined petroleum based energy products including industrial fuels, diesel fuels, gasoline, kerosene, jet fuel aviation fuels, Jet A and Jet A-1, motor oils and other lubricants. NDR Energy Group will be procuring these energy products to market through its distribution channels. The products will be sold to its existing customer base, and its expanding customer base which will include federal and state agencies, U.S. military, cities, municipalities and large commercial and industrial companies. Refined oil energy products typically have higher profit margins, and should generate additional streams of revenues and profits for the Company.

Own Our Oil and Gas Supply

We plan to own and/or control our own natural gas supply by obtaining the gas at the wellhead from supplies with large reserves and inventories to market and distribute directly to our growing customer base.

(15)

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

(16)

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

Focus on Earnings

We achieved sales revenue of $18,705,137 for the three months ending December 31, 2013, as compared to $13,322,660 for the same period in 2012. Our cost of sales was $18,685,525 for the three months ending December 31, 2013, as compared to $13,303,088 for the same period in 2012.

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

• Third, we will be re-negotiating our existing supplier agreements to purchase the gas in larger quantities with greater economies of scale, on better terms, at lower purchase costs, and reduce the high financing costs. This should drive our costs down, and potentially produce higher profit margins for our company.

• Fourth, our management has decided to expand into the coal energy sector of the energy industry. Thermal/Steam non-coking coal is used as a primary source of energy for coal fired powered plant electric generation. Universal plans to mine, produce, and market “Thermal/Steam” coal to sale to other major coal producers and electric utility customers for power generation.

• Fifth, we intend to expand into gas storage, physical and financial gas trading, transportation, and gas management.

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

Discontinued Operations

There are no Discontinued Operations to report for this period.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2013	2012

Losses available for common shareholders	$(461,400)	$(874,770)

Other non-cash expenses	1,308	1,962
Stock issued for services	-0-	118,280

Losses available for common shareholder, as adjusted	$(460,092)	$(754,528)

(18)

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2013 compared to the Three and Six Months Ended December 31, 2012

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended December 31, 2013, increased compared to the three months period ended December 30, 2012.

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three and six months ended December 31, 2013 were $18,705,137 and $32,577,523 respectively, as compared to $13,322,660 and $28,885,520 respectively for the same periods in 2012. This resulted in an increase of $3,692,003 in revenues or 12.78% over the previous year.

Our Cost of Sales for the three and six months ended December 31, 2013 were $18,685,525 and $32,545,212 respectively, as compared to $13,303,088 and $28,841,943 for the same periods in 2012.

This has resulted in a gross profit margin for three and six months ended December 31, 2013 of $19,613 and $32,4288, respectively, as compared to $19,572 and $43,577, respectively, for the same periods in 2012.

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

We incurred losses of $461,400 for the six months ended December 31, 2013; and $874,770 for the same period in 2012. Our accumulated deficit since our inception through December 31, 2013 amounts to $22,539,221. We did not issue any common shares for services for this period which had an aggregate fair value of approximately $0.00 that was included in the $360,281 in general and administrative expenses for the six month period ended December 31, 2013.

We also incurred interest expenses of $295,204 for the six month period ended December 31, 2013. Excluding the value of the common stock that was issued for services and interest expenses, which together totaled $295,204, would correspondingly reduce our net loss of $461,400 to an adjusted net loss of $166,196 for the three month period ending December 31, 2013. Based on an adjusted net loss of $166,196, this loss equals only 0.51% of our total revenues of $32,577,739 for the six month period ended December 31, 2013, as compared to 6.69% for the same period ended 2012.*

*The disclosure of this information statement, is a “non-GAAP financial accounting measure”, and is a supplemental measure of our performance, which information is derived from our consolidated financial information, although it is not included in our consolidated financial statements which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures are considered “non-GAAP financial measures” under SEC rules.

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

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three ended December 30, 2013, are $165,304 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expenses

Our Cost of Sales for the three months ended December 31, 2013 were $18,685,525 as compared to $13,303,088 for the same period in 2012, and our Cost of Sales for the six months ended December 31, 2013 were $32,545,312 as compared to $28,841,943 for the same period in 2012. This was an increase of $3,703,369 or 12.84% in our Cost of Sales.  Our primary operation is the marketing of natural gas, propane and coal to our customers. Our total operating expenses for the three months ended December 31, 2013 were $205,050, as compared to $407,702 for the same period in 2012 and for the six months ended December 31, 2013 were $361,589 as compared to $769,261 for the same period in 2012. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We decreased our total operating expenses from $769,261 for the six month period ending December 31, 2012, by a total of $407,672, or by 53.00%, to $361,589 for the period ending December 31, 2013.

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

Assets

Our “total assets” have decreased by $3,142,823, or 25.41%, to $9,226,706 for the period ending December 31, 2013, compared to $12,369,529 for the year ended June 30, 2013. This was due to an decrease in the amount of our Accounts Receivables from the sales of natural gas

Liquidity and Capital Resources

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

Working Capital

Our working capital requirements increased, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($1,547,430) for the period ending December 31, 2013, as compared to a working capital deficit of ($1,021,031) for the period ending December 31, 2012. This increased our working capital deficit by $526,399 or by 51.56%. The working capital deficit was primarily due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending December 31, 2013, is an occasional event experienced by many companies, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles; thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

(19)

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the six months ended December 31, 2013 and 2012 were as follows:

Cash Flows from Operating Activities

Our cash, used in operating activities, for the six months ended December 31, 2013, was $218,245, as compared to cash used in operating activities of $1,429,832 for the six months ended December 31, 2012. The decrease was primarily attributable to amortization of beneficial conversion feature, the accruing certain management salaries, and a reduction of prepaid expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended December 31, 2013 was $40,050 as compared to cash provided by investing activities of $0.00 for the six months ended December 31, 2012.

Cash Flows from Financing Activities

Our cash provided by financing activities for the six months ended December 31, 2013 was $259,550, as compared to $569,067 for the six months ended December 31, 2012. The net cash used in financing activities is primarily attributed to our Notes Payables.

Liabilities / Indebtedness

Current liabilities decreased to $7,586,534 for the six months ended December 31, 2013, compared to $10,197,223 for the same period in 2012. This 25.60% decrease was primarily due to a $3,078,704 decrease in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $341,653 for the period ending December 31, 2013, compared to $976,248 for the six months ending December 31, 2012. In the past twelve months the Company has significantly reduced its borrowings from its creditors to further reduce its short and long-term debt.

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

LIST OF PROMISSORY NOTES

List of Notes from October 1, 2013 through December 31, 2013

On October 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,797.67 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.

On November 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,539.07 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.

On December 31, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,200.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $160,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $67,300 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $160,950 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.

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

(20)

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

As of December 31, 2013, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2013, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(21)

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

Period October 1, 2013 through December 31, 2013

There were no sales of unregistered senior securities during the fiscal period ended September 30, 2013 except as follows for certain Promissory Notes (“Note”) and issuances of equity at the initiation and request of the Note holders:

On October 18, 2013, the Company completed a full conversion one of its amended Notes payable dated October 16, 2013 with a principal amount of $50,000. A total of $50,000 worth of the Note was converted, and 77,000,000 common shares were issued for this conversion. Previously, on October 16, 2013, a non-affiliated party purchased a partial interest of $50,000 worth of a Note dated December 30, 2012, in a private non-public transaction from a non-related creditor. An amended Note for $50,000 dated October 16, 2013 at 12% interest was issued to the new Note Holder. This conversion of debt reduced the Company’s Notes Payables by $50,000. A balance of $00.00 of remains on the Amended Note, and $71,150 remains on the original Note.

On October 28, 2013, the Company completed a partial conversion one of its amended Notes payable dated July 18, 2013 with a principal amount of $130,000. This was the sixth in a series of conversions for this Note, including one on October 11, 2013, one on October 16, 2013, and one on October 28, 2013. A total of $46,000 worth of the Note was converted, and 76,483,517 common shares were issued for these three partial conversions. Previously, on July 18, 2013, a non-affiliated party purchased four existing Notes in a private non-public transaction from a non-related creditor. An amended Note for $130,000 dated July 18, 2013 at 12% interest was issued to the new Note Holder. The amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. This conversion of debt reduced the Company’s Notes Payables by $46,000. A balance of $28,457 of remains on the Amended Note.

On October 28, 2013 the Company completed the final and full conversion of one of its Notes payable dated March 18, 2013, for a Note with a principle amount of $42,500, and a total of 126,285,714 common shares were issued. The final conversion of the Note included $42,500 in principal and $1,700 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $0.00 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $42,500.

On December 20, 2013 the Company completed a partial conversion of one of its Notes payable dated June 12, 2013, for a Note with a principle amount of $53,000, and a total of 75,000,000 common shares were issued. The final conversion of the Note included $15,000 in principal and $00.00 in accrued interest that was due on the Note upon conversion. This leaves a remaining balance of $38,000 on this Note. This conversion of debt reduced the Company’s Notes Payables by a principal amount of $15,000.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2013.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form except as follows:

Changes in Control

On January 11, 2013, Global Energy Group LLC, purchased a portfolio of 14 of the Company’s Promissory Notes, in a private transaction directly from the individual Note Holders, with a total principal amount of $3,234,775. On April 10, 2013, the Company, (at the request of the Note Holder), converted this portfolio of 14 Promissory Notes into common shares of stock; and issued 1,568,630,000 common shares for that conversion. The Promissory Notes were converted into common stock at the market price at the time of conversion. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. The purchasing party was Global Energy Group LLC, and its controlling entity is Rainco Management LLC and the control person for Rainco Management LLC is Nicole C Singletary. Solomon Ali, our Senior Vice President of Corporate Finance and Investor Relations, previously served as CEO of Rainco Industries, and currently serves as an outside consultant for Rainco Industries. Rainco Industries Inc., (although having similar names), has no affiliation with Rainco Management LLC. Global Energy Group is now deemed an affiliate.

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

(22)

Item 6.  Exhibits

Exhibit No.		Exhibit
3.1		Articles of Incorporation (1)
3.2		Bylaws
3.3		Amendment to Articles of Incorporation (2)
3.3(a)		Amendment to Articles of Incorporation (7)
10.5		Employment Agreement by and between Universal Bioenergy and Dr. Richard Craven (3)
10.6		Employment Agreement by and between Universal Bioenergy and Vince M. Guest (4)
10.7		Employment Agreement by and between Universal Bioenergy and Solomon Ali (4)
14.1		Code of Ethics (5)
31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)(6)
31.2	*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*filed herewith

(1)	Incorporated by reference to the registration statement on Form SB-2 as filed on March 21, 2005
(2)	Incorporated by reference to the Current Report on Form 8-K as filed on October 31, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on February 29, 2008
(4)	Incorporated by reference to the Form 10K for year ended December 31, 2009 as filed on August 12, 2010
(5)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.
(6)	Incorporated by reference to the 2nd amended Form 10K/A for year ended December 31, 2007 as filed on January 4, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K as filed on December 28, 2012

(23)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: February 19, 2014	By	/s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director

(24)