Form 10-Q
period 2014-03-31
Universal Bioenergy, Inc.
filed 2014-05-28
CIK 1320729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

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

(949) 272-5677

(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer☐ Accelerated filer☐ Non–Accelerated filer☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes☐  No☒

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2014
Common stock, $0.001 par value	2,833,340,081

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

(2)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS:	(Unaudited)	(Audited)
	March 31, 2014	June 30, 2013
CURRENT ASSETS:
Cash	$865	$2,130
Accounts receivable	12,351,893	9,173,462
Other loans	—	600
Total current assets	12,352,758	9,176,192

PROPERTY AND EQUIPMENT - net	3,033	6,335

OTHER ASSETS:
Accounts receivable - other	(2,150)	10,050
Investments	2,929,550	2,919,500
Intangible assets	250,000	250,000
Deposit	6,516	7,452
Total other assets	3,183,916	3,187,002

TOTAL ASSETS	$15,539,706	$12,369,529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable	$12,563,521	$9,333,980
Other accounts payable and accrued expenses	299,540	363,922
Accrued interest	166,126	124,949
Line of credit	7,272	6,618
Current portion of long term debt	892,268	150,821
Derivative liability	145,935	212,683
Advances from affiliates	3,313	4,250
Total current liabilities	14,077,976	10,197,223

Long term debt
Notes payable	332,801	352,150
Notes payable - related parties	48,531	624,098
Total long-term debt	381,332	976,248

TOTAL LIABILITIES	14,459,309	11,173,471

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 10,000,000 shares and 1,000,000 authorized as of March 31, 2014 and June 30, 2013, respectively.
1,000,000 and -0- Preferred A shares issued as of March 31, 2014 and June 30, 2013 respectively.
Preferred stock Series A, zero issued and outstanding shares March 31, 2014 and June 30, 2013, respectively.	1,000	—
Preferred stock Series B, 232,080 issued and outstanding shares March 31, 2014 and June 30, 2013, respectively	232	232
Common stock, $.001 par value, 3,000,000,000 shares authorized; 2,833,340,081 and 2,660,594,986 issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	2,833,340	2,660,595
Additional paid-in capital	21,244,145	20,884,031
Noncontrolling interest	(299,487)	(270,979)
Accumulated deficit	(22,698,833)	(22,077,821)
Total stockholders' equity (deficit)	1,080,397	1,196,058

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,539,706	$12,369,529

The accompanying notes are an integral part of these consolidated financial statements.

(3)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ending March 31,		For The Nine Months Ending March 31,
	2014	2013	2014	2013
REVENUES	$25,713,759	$12,400,975	$58,291,498	$41,286,495
COST OF SALES	25,689,003	12,382,523	58,234,315	41,224,465
GROSS PROFIT	24,756	18,452	57,183	62,030
OPERATING EXPENSES:
General and administrative	187,632	291,346	547,911	1,031,564
Sales and marketing	—	292	—	28,681
Depreciation and amortization expense	654	654	1,962	1,308
Total operating expenses	188,286	292,293	549,873	1,061,553
LOSS FROM OPERATIONS	(163,531)	(273,840)	(492,691)	(999,523)
OTHER INCOME (EXPENSE):
Other income	7,260	1,109	21,908	19,597
Initial (loss) on embedded derivatives issued	0	(17,929)	(92,168)	113,929
Change in fair value of derivative liabilities	19,368	(106,176)	323,204	594,305
Interest (expense), including amortization of
beneficial conversion feature	(39,004)	(352,229)	(409,775)	(1,418,308)
Total other expense	(12,375)	(475,225)	(156,830)	(690,477)
(LOSS) FROM CONTINUING OPERATIONS	(175,906)	(749,066)	(649,521)	(1,690,000)
(LOSS) FROM DISCONTINUED OPERATIONS
Loss on sale of bio-diesel plant equipment	—	—	—	—
Net (Loss)	(175,906)	(749,066)	(649,521)	(1,690,000)
Net (loss) attributable to noncontrolling interest	(16,293)	(4,937)	(28,508)	(71,102)
NET (LOSS) ATTRIBUTABLE TO UNIVERSAL	$(159,613)	$(744,128)	$(621,013)	$(1,618,898)
NET (LOSS) PER SHARE:
Basic and diluted loss per share	*	*	*	*
Weighted average of shares outstanding	2,761,529,934	734,141,137	2,680,940,150	372,427,435
* Less than $0.01 per share

(4)

UNIVERSAL BIOENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(649,521)	$(1,618,898)
Adjustments to reconcile net (loss) to net cash
(used in) and provided by operating activities:
Depreciation expense	3,302	1,962
Common stock issued for services	—	3,800
Amortization of Beneficial conversion features	626,964	1,053,361
Loss (Gain) on embedded derivatives	(92,168)	113,929
Changes in assets and liabilities:
Accounts recievable	(3,178,431)	1,628,480
Prepaid expenses and other assets	13,736	1,200
Accrued expenses and other liabilities	(22,551)	194,956
Accounts payable	3,229,541	(1,563,143)
Net cash (used in) operating activities	(69,125)	(184,353)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in participation agreement - see note 10	(10,050)	(30,000)
Net cash provided by (used in) investing activities	(10,050)	(30,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	(937)	—
Principal payments on notes payable and line of credit	21,457	(316,884)
Proceeds from notes payable issued and line of credit	58,327	532,739
Net cash provided by financing activities	77,910	215,855
INCREASE (DECREASE) IN CASH	(1,265)	1,502
CASH, BEGINNING OF PERIOD	2,130	1,173
CASH, END OF PERIOD	$865	$2,675
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—
Invetment in membership acquistion by issuing notes payable	$—	$2,000,000
Issuance of common stock for the conversion of debt	$—	$485,138
Common stock issued for intangible assets in acquisition	$—	$—
Convertible notes issued for accrued liabilities	$—	$18,764
Beneficial conversion feature of convertible notes payable	$406,445	$1,138,941

The accompanying notes are an integral part of these consolidated financial statements.

(5)

UNIVERSAL BIOENERGY INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………... 27

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………. 27

(6)

PART I — CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2014.

(7)

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

The Company’s primary business focus is the production, marketing, and sales of natural gas, petroleum, coal, liquefied natural gas (LNG), propane, refined petroleum products, electricity, and alternative energy. Through its 49% owned subsidiary, NDR Energy Group LLC, the Company has contracts to sell natural gas to 31 of the largest public utilities, electric power producers, and local gas distribution companies that serve millions of commercial, industrial, and residential customers throughout the United States. The Company is also engaged in the acquisition of oil and gas fields, lease acquisitions, development of newly discovered or recently discovered oil and gas fields, re-entering existing wells, and transmission and marketing of the products to our customer base. The Company intends to continue its growth through an ongoing series of acquisitions.

Our principal and administrative offices are located at 18100 Von Karman Avenue, Suite 850, Irvine, California, 92612. Our telephone number is 949.272.5677.

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

Company History

Universal Bioenergy, Inc. (UBRG) was incorporated on August 13, 2004, under the laws of the State of Nevada

On October 24, 2007, the Company changed its name from Palomine Mining Inc., to Universal Bioenergy, Inc. to better reflect its business plan.

On July 15, 2013, the Board of Directors approved a change in the Company’s fiscal year end from December 31 to June 30.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim, unaudited, condensed, consolidated, financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the footnotes thereto for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

(8)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and June 30, 2013 the Company had no cash equivalents.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("ASC Topic 740"). ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit; including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount; which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits; which may require periodic adjustments. At March 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the income and loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted income and losses per share:

	For the Nine Months Ended March 31, 2014		For the Nine Months Ended March 31, 2013

Net Loss for common shareholders		$(621,013)		$(1,618,898)

Weighted average common shares outstanding		2,761,529,934		372,427,435

Basic and fully diluted net loss per share	$	*	$	*

Net loss per share is based upon the weighted average shares of common stock outstanding
*Net Loss per share is less than $(0.01)

The effect of common shares issuable under convertible notes is Anti-Dilutive and not included in diluted net loss per share.

NOTE 5 - EQUITY

On December 26, 2012, the Company amended its Articles of Incorporation, and increased the authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares at $.001 par value. There are 2,833,340,081 shares of common stock issued and outstanding as of March 31, 2014.

On December 26, 2012, the Board of Directors increased the total number of authorized shares of Preferred Stock to 10,000,000 shares with a par value of $0.001 per share. As of March 31, 2014, there were 1,000,000 Series A Preferred Shares issued and outstanding, and a total of 232,080 Series B preferred shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock Issued

For Third Fiscal Quarter Period Ending March 31, 2014

At March 31, 2014, there were no outstanding stock options or warrants.

No common shares were issued for this reporting period.

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

NOTE 6 - PROPERTY AND EQUIPMENT

The Company has property and equipment as of March 31, 2014 and June 30, 2013 as follows:

	March 31, 2014	June 30, 2013
Equipment	$13,094	$13,094
Land	—	—
Building	—	—
Accumulated depreciation	(10,061)	(6,759)
Total	$3,033	$6,335

There was $1,962 and $1,308 depreciation expense for the nine months ended March 31, 2014 and 2013 respectively.

(10)

NOTE 7 – NOTES PAYABLE

	March 31, 2014	June 30, 2013

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $136,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. Conversion price change to $0.0025 by Board. On March 15, 2013, $60,000 worth of the Note was converted by a non-affliate assignee, leaving a balance of $76,000.	76,000	76,000

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with its Vice President Solomon Ali, for $165,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $015. On July 12, 2012, $100,000 worth of the Note was converted by non-affliates (assignees) to stock, leaving a balance of $65,000. Converion price changed to $0.015 by Board.	65,000	65,000

On December 31, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $14,407.92 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the note to common stock on July 1, 2012 at $0.01.	14,407	14,407

On March 15, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock at $0.008. Conversion price changed to $0.002 by Board. Partial conversion of $25,000 on April 24, 2013, leaving a balance of $45,000.	45,000	45,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its President, Vince M. Guest for $174,000 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	174,000	174,000

On July 2, 2012 the Company entered into a two (2) year Promissory Note with its Manager of Business Development, Donald DeLuna for $35,250 at 10% interest for a “special performance bonus” awarded him in accordance with his Employment Agreement. The Holder has the right to convert the Note to common stock at $0.005. Conversion price changed to $0.0025 by Board.	35,250	35,250

On November 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $135,100 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	135,100	135,100

On December 30, 2012 the Company entered into a three (3) year Promissory Note with a non-related creditor for $121,150 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share. On October 16, 2013, a non-affiliated party purchased a partial interest of $50,000 worth of this Note in a private transaction. An amended Note for $50,000 dated October 16, 2013 at 12% interest was issued to the new Note Holder. On October 18, 2013, a total of $50,000 worth of the Note was converted.	71,150	121,150

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $162,500 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	162,500	162,500

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $50,400 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	50,400	50,400

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $130,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.0025.	130,000	130,000

On December 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $39,851.60 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0025.	39,851	39,851

On February 28, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $18,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	18,000	18,000

On March 18, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. This Note was converted to stock on October 28, 2013, which reduced the Company's notes payables by $42,500.	—	42,500

On March 30, 2013 the Company entered into a three (3) year Promissory Note with a non-related creditor for $950.00 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.002 per share.	950	950

On April 1, 2013, a non-afilliated party purchased $49,000 of the principal of a $123,600 Note dated March 20, 2012, in a private non-public transaction. The Holder paid $7,000 as a premium for $49,000 of principal. A modified Note for $56,000 was issued to the new Note Holder. On April 23, 2013, the Company completed a partial conversion one of its amended Notes payable. A total of $49,000 worth of the Note was converted to common shares at a 50% discount to market prices. That part of the conversion this debt reduced the Company’s Notes Payables by $49,000. A Balance of $7,000 remains on the modified Note.	7,000	7,000

On April 1, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $19,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	19,500	19,500

On April 30, 2013 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $44,500 at 12% interest. The Holder has the right to convert the Note to common stock at $0.002.	44,500	44,500

On June 12, 2013 the Company entered into a nine (9) month convertible Promissory Note with a non-related creditor for $53,000 at 8% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. On December 20, 2013, $15,000 of this Note was converted to stock, which reduced the Company's Notes payables to $38,000.	38,000	53,000

*On July 18, 2013 the Company issued an Amended twelve (12) month Convertible Promissory Note with a non-related creditor for $130,000 at 12% interest. The Holder purchased four existing Promissory Notes from another Note Holder in a private non-public transaction. The Amended Note consolidated the four original Notes, which included $96,200 in principal, $19,049 in accrued interest and a $14,751 premium. The Holder has the right to convert the Promissory Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion. As of December 31, 2013, a total of $101,543 worth of the Note was converted to stock.	28,457	—

On July 18, 2013 the Company entered into a twelve (12) month convertible Promissory Note with a non-related creditor for $43,500 at 12% interest. The Holder has the right to convert the Note to common stock at a variable conversion price at 50% discount to the market price at the time of conversion.	43,500	43,500

On September 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $28,700 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	28,700	28,700

On October 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,797.67 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,798	0

On November 30, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,539.07 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,539	—

On December 31, 2013, the Company entered into a three (3) year Promissory Note with a non-related creditor for $8,200 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	8,200	—

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $160,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	160,000	0

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its Manager of Business Development, Don Deluna, for $67,300 at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	67,300	0

On December 31, 2013 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Vince M. Guest for $160,950 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the Note to common stock at $0.00015.	160,950	—

On January 31, 2014, the Company entered into a three (3) year Promissory Note with a non-related creditor for $28,677 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	28,677	—

On March 31, 2014, the Company entered into a three (3) year Promissory Note with a non-related creditor for $3,000 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.00115 per share.	3,000	—

On March 31, 2014, the Company entered into a two (2) year Promissory Note with a non-related creditor for $26,650 at 12% interest. The Holder has the right to convert the Note to common stock at a fixed conversion price of $0.0016 per share.	26,650	—

Total long-term note payable	$1,699,380	$1,234,110
Less Current portion	(892,268)	(150,821)
Less Debt discount	(19,355)	(104,685)
Less Convertible notes, net	(117,112)	(131,056)
Less Beneficial Conversion Feature	(289,333)	(131,056)
Long-term portion of notes payable	$381,332	$847,548

(12)

Principal maturities of notes payable as of March 31, 2014, for the next five years and thereafter is as follows:

2014	$928,865
2015	$594,500
2016	$144,338
2017	$31,677
2018	$0
Total	$1,699,380

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.10% to 0.15%, grant dates of Notes, the term of the Notes, conversion prices are 50% of current stock prices on the measurement date ranging from $0.00015 to $0.0012, and the computed measure of the Company’s stock volatility, ranging from 186.85% to 208.86%

Included in the March 31, 2014, is a derivative liability in the amount of $145,446 to account for this transaction. This liability arose in the second quarter of 2012, and the balance was $165,305 as of June 30, 2013. It will be revalued quarterly henceforth, and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended March 31, 2014 was $20,432 and $132,613 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

NOTE 8 – RELATED PARTY TRANSACTION

Related party transactions reported for this period are as follows:

There are no Related Party Transactions to report for this period.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers;

There are no changes to report in our Board of Directors, Officers, or compensation arrangements for our Officers, during for the period ending March 31, 2014. The situation regarding these matters has not changed materially from the description in the Annual Report on Form 10-K for the period ended June 30, 2013.

NOTE 9 – ACQUISTION

There are no acquisitions to report for this period.

(13)

NOTE 10 - CONTINGENCIES

There are no Commitments and Contingencies to report for this period.

NOTE 11 – SUBSEQUENT EVENTS

The following events occurred subsequent to the period covered by this Form 10-Q Quarterly Report for the period ended March 31, 2014.

NDR Energy Group Signs Agreement to Supply Natural Gas to Duke Energy - Florida

On May 5, 2014, the Company announced that NDR Energy Group signed an agreement to supply natural gas to Duke Energy – Florida a division of one of the largest electric power companies in America. According to Duke Energy, it has an electric power and natural gas distribution service area that covers the Mid-south, the Midwest, and the Southeastern United States. Its commercial and international businesses own and operate diverse power generation assets in North America and Latin America.

Universal Bioenergy Signs Agreement with Global Energy Group LLC

On May 9, 2014, Universal Bioenergy Inc., (The Company) entered into “Acquisition, Marketing and Distribution Agreement” (the “Agreement”) with Global Energy Group LLC (GEG). The Agreement is for the parties to engage in a venture whereby GEG will engage the Company as its agent to develop a customer base for the sale of energy products and to sell the energy products to those customers. GEG, our majority shareholder, is a holding company whose primary business is the acquisition of strategic business assets, companies, and investment or joint ventures in both private and public companies creating a mandated diversity in GEG’s portfolio. GEG has developed an energy order fulfillment platform to engage in the physical and financial trading of natural gas, electricity, petroleum and related energy commodities which it proposes to use to enable the Company to purchase energy supplies in larger quantities and to generate greater profit. Global Energy Group LLC owns 1,268,630,000 shares, or 44.78% of the Company’s 2,833,340,081 outstanding shares of common stock. The transaction was disclosed on a Form 8-K Report filed with the SEC on May 13, 2014.

NOTE 12 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has accumulated losses totaling $22,698,833 from its inception to March 31, 2014. Furthermore, the Company has consistently had to raise debt and equity capital to fund cash used in operations.

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

The negative working capital at March 31, 2014, is a condition experienced by many high-growth companies similar to ours, and has not had a significant negative effect on our operations. This is due to our ability to raise capital; the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions we are able to maximize the efficiency of the billing and payment cycles, thereby minimizing the impact of any occasional periods of negative working capital. Additionally, our ability to purchase gas at the wellhead, from other independent producers at the producer’s price, and obtain lines of credit and accounts receivable facilities, should enable us to greatly improve our cash flow and increase our working capital.

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

The Company, in association with its investors and creditors, was able to raise sufficient amounts of capital to meet its operating expenses and working capital needs for the period ending March 31, 2014.

NOTE 13 - CONCENTRATIONS

At March 31, 2014, 100% of the Company's accounts receivable was due from three customers during the three months ended March 31, 2014, and 100% of total revenue was generated from three customers, for the three months ended March 31, 2014.

NOTE 14 - INVESTMENTS IN PARTNERSHIPS AND LLC'S

Universal Bioenergy, Inc., is a limited partner in Progas Energy Services, and is a minority member of Whitesburg Friday Branch Mine, LLC.

In 2011, the Company acquired a 7.5 percent interest in Progas Energy Services. The fair market value of which has not been established. Also in 2012, the Company acquired a 40 percent interest in Whitesburg Friday Branch Mine, LLC. The fair market value of which has not been established.

Partnership	Percentage of Ownership	Book Equity 6/30/13	Partnership Contributions (Distributions)	Share of Net Income (Loss)	Book Equity 3/31/14
Progas Energy Services	7.5%	$197,631	$0	$8,513	$198,013
Whitesburg Friday Branch Mine, LLC	40%	$2,700,000	$0	$0	$2,700,000
Totals		$2,897,630	$0	$8,513	$2,898,013

(14)

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

(15)

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

Recent Developments and Significant Accomplishments

NDR Energy Group Signs Agreement to Supply Natural Gas to Duke Energy - Florida

On May 5, 2014, the Company announced that NDR Energy Group signed an agreement to supply natural gas to Duke Energy – Florida a division of one of the largest electric power companies in America. According to Duke Energy, it has an electric power and natural gas distribution service area that covers the Mid-south, the Midwest, and the Southeastern United States. Its commercial and international businesses own and operate diverse power generation assets in North America and Latin America.

NDR Energy Group Launches New Division for Daily Gas Sales

On March 11, 2014, the Company announced that NDR Energy Group established a new division to expand into the sales of natural gas sales in the spot market and daily and weekly gas sales. For many years, NDR Energy has sold base load or term gas transactions of one to six months contracts, to some of the largest utilities and end users in the United States. The daily spot market for the sales of natural gas is very active, and trading can occur 24 hours a day, seven days a week, which could generate significant earnings for the Company.

NDR Energy Group Awarded Contract to Supply Natural Gas to Pacific Gas & Electric

On March 19, 2014, the Company announced that NDR Energy Group was awarded a contract to supply natural gas to Pacific Gas & Electric. According to Pacific Gas & Electric, it is one of the largest combination natural gas and electric utilities in the United States. It provides natural gas and electric service to approximately 15 million people throughout a 70,000-square-mile service area on the west coast.

NDR Energy Group Awarded Contract to Supply Natural Gas to Washington Power

On March 24, 2014, the Company announced that NDR Energy Group, was awarded a new contract to supply natural gas to Washington Power, a major utility headquartered on the east coast in the Mid-Atlantic region of the United States. According to Washington Power, it delivers natural gas to more than one million residential, commercial, and industrial customers throughout its service area. Its parent company is a public utility holding company that is traded on the NYSE.

Global Energy Group LLC

On January 11, 2013, Global Energy Group LLC (GEG), acquired a portfolio of 14 of the Company’s Promissory Notes, with a total principal amount of $3,234,775, from various Note Holders of the Company in a non-public, private transaction directly from the individual Note Holders. All of the Promissory Notes were over six months old and are disclosed in the Company’s filings with the SEC. In accordance with Rule 13d-3, since Global Energy Group LLC had the right to convert the Notes into common stock of the Company within sixty days after they acquired them, Global Energy Group LLC was deemed to be the “beneficial owner” of the securities of the Company on January 11, 2013.

Global Energy Group LLC sent the Company a “Notice of Conversion” dated March 27, 2013, requesting that the Promissory Notes be converted to common stock. On March 27, 2013, the stock’s closing price was $0.0021 per share, and the Promissory Notes were converted into stock at $0.0021 per share.

On April 10, 2013, the Company, at the direction of Global Energy Group LLC, converted the portfolio of 14 Promissory Notes, with a principle amount of $3,234,775 into stock, and issued 1,568,630,000 common shares for that conversion. This left a remaining balance of $0.00 on these Notes. Global Energy Group LLC acquired the shares to settle a debt owed to it by the Company through the conversion of the Promissory Notes to stock. The conversion of these Promissory Notes reduced the Company’s long-term debt by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. As a result of the issuance of the common stock to Global Energy Group, it owned 61.78% of the Company’s issued and outstanding shares on April 10, 2013, and a change of control of the Company occurred. Global Energy Group LLC is now deemed an affiliate.

This conversion of the Promissory Notes to stock resulted in an additional issuance of shares of stock that increased the outstanding shares of the Company’s common stock. However, many of those Promissory Notes carried interest rates that were very high and that were above the current market rates. The benefit to the Company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by the Company, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Management believes that taking those actions would improve our profitability, and allow us to pursue our strategies for our growth and expansion. This should also be very beneficial to our shareholders.

The common shares issued to Global Energy Group are restricted securities. Restricted securities are securities acquired in unregistered, private sales from the issuer or from an affiliate of the issuer. Investors typically receive restricted securities through private placement offerings, Regulation D offerings, employee stock benefit plans, as compensation for professional services, or in exchange for providing "seed money" or start-up capital to the company. Rule 144(a)(3) identifies what sales produce restricted securities. Per SEC Rule 144, control securities are those held by an affiliate of the issuing company. An affiliate is a person, such as an officer, director or large shareholder, (owning 10% of a company’s outstanding shares), in a relationship of control with the issuer. Control means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise.

Therefore, Global Energy Group LLC (GEG) is subject to the limitations of SEC Rule 144 on sales of any of its stock. The restrictions on the sales of restricted stock per Rule 144 include holding the stock for a minimum of six months after issuance, and Global Energy Group LLC would therefore be limited to selling an amount equal to 1% of the Company’s outstanding shares every 90 days. When and Global Energy Group LLC did decide to sell any of its stock, the SEC requires them to file a Form 144, (Notice of Proposed Sale of Securities), notifying the SEC of its intent to sell any of its stock in accordance with the Rule 144 guidelines and limitations. To best of our knowledge those 1,568,630,000 restricted common shares are not free trading and are therefore not presently in the open market.

(16)

Global Energy Group LLC’s, Managing Member and controlling entity is Rainco Management LLC and the control person for Rainco Management LLC is Nicole C. Singletary.

Although since April 10, 2013, Global Energy Group LLC was able to sell or dispose of the 1,568,630,000 shares, (pursuant to SEC guidelines), to the best of our knowledge, Global Energy Group LLC has no plans or proposals to acquire any additional securities of the issuer, and it has not sold or disposed of any of the securities of the Company, (with the exception of 300 million shares that it sold back to the Company on July 25, 2013, which shares were retired and returned to the Company treasury. On April 30, 2014, Global Energy Group LLC filed a Form 4, “Statement Of Changes In Beneficial Ownership” with the SEC, which disclosed that it still owned 1,268,630,000 shares of common stock.

Financial Restructuring Plan to Reduce Debt and Improve Balance Sheet

Management believes it has improved our financials and restructured our Balance Sheet, by reducing our long-term debt and converting $3,234,775 in outstanding debt on the Balance Sheet to shares of common stock and issued the shares to our creditor. We believe the benefit to our company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by us, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Our long-term liabilities are $976,248 for the period ending June 30, 2013, and $000,000 for the period ended March 31, 2014.

Business Strategy

Our primary objective is be one of the top independent energy companies in the U.S., and to deliver maximum value to our shareholders, and generate increasing revenues and solid earnings for the long-term growth of our Company. By building on our successes in fiscal 2014 we plan, although we cannot provide assurances as to timing and attainment, to achieve these future objectives by pursuing the following strategies:

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

(17)

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

(19)

Focus on Earnings

We achieved sales revenue of $25,713,759 for the three months ending March 31, 2014, as compared to $ 12,400,975 for the same period in 2013. Our cost of sales was $25,689,003 for the three months ending March 31, 2014, as compared to $ 12,382,523 for the same period in 2013.

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

Discontinued Operations

There are no Discontinued Operations to report for this period.

Net Loss as adjusted for non-recurring and/or non-cash expenses

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2014	2013

Losses available for common shareholders	$(621,013)	$(1,618,898)

Other non-cash expenses	1,962	1,308
Stock issued for services	-0-	-0-

Losses available for common shareholder, as adjusted	$(619,051)	$(1,617,590)

(20)

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2014 compared to the Three and Nine Months Ended March 31, 2013

Review and Analysis of Current Results of Operations

Revenues

Our revenues for the three months period ended March 31, 2014, increased compared to the three months period ended March 31, 2013.

Our primary revenues from this period are from the sale of natural gas and propane.  Our revenues for the three and nine months ended March 31, 2014 were $25,713,759 and $58,291,498 respectively, as compared to $12,400,975 and $41,286,495 respectively for the same periods in 2013. This resulted in an increase of $17,005,003 in revenues or 41.19% over the previous year.

Our Cost of Sales for the three and nine months ended March 31, 2014 were $25,689,003 and $58,234,315 respectively, as compared to $12,382,943 and $41,224,465 for the same periods in 2013.

This has resulted in a gross profit margin for three and nine months ended March 31, 2014 of $24,756 and $57,183, respectively, as compared to $18,452 and $62,030, respectively, for the same periods in 2013.

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

We incurred losses of $621,013 for the nine months ended March 31, 2014; and $1,618,898 for the same period in 2013. Our accumulated deficit since our inception through March 31, 2014 amounts to $22,698,833. We did not issue any common shares for services for this period.

We also incurred interest expenses of $409,775 for the nine month period ended March 31, 2014. Excluding the value of the common stock that was issued for services and interest expenses, which together totaled $409,775, would correspondingly reduce our net loss of $621,013 to an adjusted net loss of $211,238 for the nine month period ending March 31, 2014. Based on an adjusted net loss of $211,238, this loss equals only 0.3% of our total revenues of $58,291,498 for the nine month period ended March 31, 2014, as compared to 0.4% for the same period ended 2013.*

*The disclosure of this information statement, is a “non-GAAP financial accounting measure”, and is a supplemental measure of our performance, which information is derived from our consolidated financial information, although it is not included in our consolidated financial statements which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These financial measures are considered “non-GAAP financial measures” under SEC rules.

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

The Company valued the conversion features in its convertible Promissory Notes using the Black-Scholes model. Included in our Statements of Operations for the three months ended March 31, 2014, are $20,752 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

Operating Costs and Expenses

Our Cost of Sales for the three months ended March 31, 2014 were $25,689,003 as compared to $12,382,523 for the same period in 2013, and our Cost of Sales for the nine months ended March 31, 2014 were $58,234,315 as compared to $41,224,465 for the same period in 2013. This was an increase of $17,009,850 or 41.20% in our Cost of Sales.  Our primary operation is the marketing of natural gas, propane and coal to our customers. Our total operating expenses for the three months ended March 31, 2014 were $188,286, as compared to $292,293 for the same period in 2013, and for the nine months ended March 31, 2014 they were $549,873 as compared to $1,061,553 for the same period in 2013. We pay our employees and consultants largely in common shares as our cash availability is currently limited.

We decreased our total operating expenses from $1,061,553 for the nine month period ending March 31, 2013, by a total of $511,680, or by 48.20%, to $549,873 for the period ending March 31, 2014.

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

(21)

Assets

Our “total assets” have increased by $3,170,177, or 25.63%, to $15,539,706 for the period ending March 31, 2014, compared to $12,369,529 for the year ended June 30, 2013. This was due to an decrease in the amount of our Accounts Receivables from the sales of natural gas

Liquidity and Capital Resources

Our management looks to a variety of funding sources to meet our short and long-term liquidity requirements. We currently generate the majority of our consolidated revenues and cash flow from the marketing and sale of natural gas and propane to its 32 electric utility customers through NDR Energy. Our revenues, profits, and future growth, depend to a great extent on the prevailing prices of natural gas. Our revenue, profitability, and future growth, are largely dependent on a number of factors; including the prevailing and future prices for natural gas, which is also dependent or influenced by numerous factors beyond our control; such as regulatory developments, changing economic conditions, and competition from other energy sources.

Working Capital

Our working capital requirements increased, and we incurred significant fluctuations in our working capital for this period. This resulted in a working capital deficit of ($1,752,218) for the period ending March 31, 2014, as compared to a working capital deficit of ($1,021,031) for the period ending Decmber 31, 2013. This increased our working capital deficit by $704,187 or by 68.97%. The working capital deficit was primarily due to the costs of pursuing acquisitions, funding of NDR Energy’s operating expenses, the amount of funds borrowed from our creditors, purchase of natural gas inventories, our capital spending exceeding our cash flows from operations, and from the increase in accrued expenses.

We typically have positive cash flow and working capital each month to meet our capital requirements. The negative working capital for the period ending March 31, 2014, is an occasional event experienced by many companies, and has not had a significant negative effect on our operations. This is due to our ability to raise capital, the contracts we have with our utility customers, their strong S&P credit ratings, and their consistent payment of our invoices on schedule. Due to the timing of the transactions, we are able to maximize the efficiency of the billing and payment cycles; thereby minimizing the impact of any occasional periods of negative working capital. Additionally, as we purchase gas at the wellhead, obtain lines of credit and accounts receivable facilities, this should enable us to greatly improve our cash flow and increase our working capital.

Cash Flows

The prices and margins in the energy industry are normally volatile, and are driven to a great extent by market forces over which we have no control. Taking into consideration other extenuating factors, as these prices and margins fluctuate, this would result in a corresponding change in our revenues and operating cash flows. Our cash flows for the nine months ended March 31, 2014 and 2013 were as follows:

Cash Flows from Operating Activities

Our cash, used in operating activities, for the nine months ended March 31, 2014, was $69,125, as compared to cash used in operating activities of $184,353 for the nine months ended March 31, 2013. The decrease was primarily attributable to amortization of beneficial conversion feature, the accruing certain management salaries, and a reduction of prepaid expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended March 31, 2014 was $10,050 as compared to cash provided by investing activities of $30,000 for the nine months ended March 31, 2013.

Cash Flows from Financing Activities

Our cash provided by financing activities for the nine months ended March 31, 2014 was $77,910, as compared to $215,855 for the nine months ended March 31, 2013. The net cash used in financing activities is primarily attributed to our Notes Payables.

Liabilities / Indebtedness

Current liabilities increased to $14,459,309 for the nine months ended March 31, 2014, compared to $11,173,471 for the same period in 2013. This 29.40% increase was primarily due to a $3,229,541 increase in accounts payable from the purchasing costs and supplies of natural gas. Our long term liabilities are $381,332 for the period ending March 31, 2014, compared to $976,248 for the nine months ending March 31, 2013. In the past twelve months the Company has significantly reduced its borrowings from its creditors to further reduce its short and long-term debt.

(22)

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

LIST OF PROMISSORY NOTES

List of Notes from January 1, 2014 through March 31, 2014

On March 31, 2014 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $26,649.65 at 12% interest for consulting services provided to the Company in accordance with their Consulting Agreement. The holder has the right to convert the Note to common stock at $0.0016.

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

(23)

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

As of March 31, 2014, we were not engaged in any other activities that would cause exposure to the risk of material earnings or cash flow loss due to changes in interest rates or market commodity prices.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended March 31, 2014, no changes were made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(24)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period January 1, 2014 through March 31, 2014

There were no sales of unregistered senior securities during the fiscal period ended March 31, 2014 except as follows for certain Promissory Notes (“Note”) and issuances of equity at the initiation and request of the Note holders:

There are none to report for this period.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2014.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

There is no other information to report with respect to which information is not otherwise called for by this form except as follows:

Changes in Control

On January 11, 2013, Global Energy Group LLC (GEG), acquired a portfolio of 14 of the Company’s Promissory Notes, with a total principal amount of $3,234,775, from various Note Holders of the Company in a non-public, private transaction directly from the individual Note Holders. All of the Promissory Notes were over six months old and are disclosed in the Company’s filings with the SEC. In accordance with Rule 13d-3, since Global Energy Group LLC had the right to convert the Notes into common stock of the Company within sixty days after they acquired them, Global Energy Group LLC was deemed to be the “beneficial owner” of the securities of the Company on January 11, 2013.

Global Energy Group LLC sent the Company a “Notice of Conversion” dated March 27, 2013, requesting that the Promissory Notes be converted to common stock. On March 27, 2013, the stock’s closing price was $0.0021 per share, and the Promissory Notes were converted into stock at $0.0021 per share.

On April 10, 2013, the Company, at the direction of Global Energy Group LLC, converted the portfolio of 14 Promissory Notes, with a principle amount of $3,234,775 into stock, and issued 1,568,630,000 common shares for that conversion. This left a remaining balance of $0.00 on these Notes. Global Energy Group LLC acquired the shares to settle a debt owed to it by the Company through the conversion of the Promissory Notes to stock. The conversion of these Promissory Notes reduced the Company’s long-term debt by a principal amount of $3,234,775. The 1,568,630,000 shares is the equivalent of 61.78% of the Company’s 2,538,903,268 outstanding shares of common stock that were issued and outstanding on May 20, 2013, as reported in the Company’s Form 10-Q Report for the period ended March 31, 2013. As a result of the issuance of the common stock to Global Energy Group, it owned 61.78% of the Company’s issued and outstanding shares on April 10, 2013, and a change of control of the Company occurred. Global Energy Group LLC is now deemed an affiliate.

This conversion of the Promissory Notes to stock resulted in an additional issuance of shares of stock that increased the outstanding shares of the Company’s common stock. However, many of those Promissory Notes carried interest rates that were very high and that were above the current market rates. The benefit to the Company was to eliminate this $3,234,775 of outstanding long-term debt and liabilities owed by the Company, reduce our interest expenses, enhance our financial position and strengthen the Balance Sheet. Management believes that taking those actions would improve our profitability, and allow us to pursue our strategies for our growth and expansion. This should also be very beneficial to our shareholders.

The common shares issued to Global Energy Group are restricted securities. Restricted securities are securities acquired in unregistered, private sales from the issuer or from an affiliate of the issuer. Investors typically receive restricted securities through private placement offerings, Regulation D offerings, employee stock benefit plans, as compensation for professional services, or in exchange for providing "seed money" or start-up capital to the company. Rule 144(a)(3) identifies what sales produce restricted securities. Per SEC Rule 144, control securities are those held by an affiliate of the issuing company. An affiliate is a person, such as an officer, director or large shareholder, (owning 10% of a company’s outstanding shares), in a relationship of control with the issuer. Control means the power to direct the management and policies of the company in question, whether through the ownership of voting securities, by contract, or otherwise.

Therefore, Global Energy Group LLC (GEG) is subject to the limitations of SEC Rule 144 on sales of any of its stock. The restrictions on the sales of restricted stock per Rule 144 include holding the stock for a minimum of six months after issuance, and Global Energy Group LLC would therefore be limited to selling an amount equal to 1% of the Company’s outstanding shares every 90 days. When and Global Energy Group LLC did decide to sell any of its stock, the SEC requires them to file a Form 144, (Notice of Proposed Sale of Securities), notifying the SEC of its intent to sell any of its stock in accordance with the Rule 144 guidelines and limitations. To best of our knowledge those 1,568,630,000 restricted common shares are not free trading and are therefore not presently in the open market.

Global Energy Group LLC’s, Managing Member and controlling entity is Rainco Management LLC and the control person for Rainco Management LLC is Nicole C. Singletary.

Although since April 10, 2013, Global Energy Group LLC was able to sell or dispose of the 1,568,630,000 shares, (pursuant to SEC guidelines), to the best of our knowledge, Global Energy Group LLC has no plans or proposals to acquire any additional securities of the issuer, and it has not sold or disposed of any of the securities of the Company, (with the exception of 300 million shares that it sold back to the Company on July 25, 2013, which shares were retired and returned to the Company treasury. On April 30, 2014, Global Energy Group LLC filed a Form 4, “Statement Of Changes In Beneficial Ownership” with the SEC, which disclosed that it still owned 1,268,630,000 shares of common stock.

(25)

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

Oxley Act. (2) (6)

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

(26)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL BIOENERGY, INC.

Dated: May 27, 2014	By /s/ Vince M. Guest
Vince M. Guest
President and Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Director